Form 10-Q
period 1994-01-31
INTELOGIC TRACE INC
filed 1994-03-16
CIK 771993

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                ____________

                                 FORM 10-Q
                                ____________

       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended January 31, 1994

                            or

       ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from
                                        to

                    Commission file number  1-8948

                            INTELOGIC TRACE, INC.
         (Exact name of registrant as specified in its charter)

             New York                         74-2368260
       (State or other jurisdiction of        (I. R. S. Employer
       incorporation or organization)         Identification No.)


         Turtle Creek Tower I
         P. 0. Box 400044, San Antonio, Tx.         78229-8415
         (Address of principal executive offices)   (Zip Code)

                                210-593-5700
         (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.    Yes (X)   No (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, as of March 1, 1994 was 12,452,621 shares.







                            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                INTELOGIC TRACE, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                 January 31,   July 31,
                                                   1994         1993
                                                 (Unaudited)

          ASSETS

          Current Assets:
            Cash and temporary investments          $     507  $  1,626
            Accounts receivable, net                    9,818     8,728
            Net assets of discontinued operations         858       320
            Prepaid expenses and other current assets   1,878     2,070
               TOTAL CURRENT ASSETS                    13,061    12,744

          Leasehold Improvements and Equipment, net     1,762     2,076
          Field Support Spares, net                    24,248    26,788
          Intangible Assets, net                        1,898     2,213
          Other Assets                                    513       640
                                                     $ 41,482  $ 44,461

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
            Accounts payable                         $  3,432  $  3,689
            Accrued expenses                            4,933     5,900
            Short-term borrowings                       7,713     4,377
            Deferred revenue                           11,346    12,170
            Other current liabilities                     141       254

               TOTAL CURRENT LIABILITIES               27,565    26,390
          11.99% Subordinated Debentures Due 1996      49,924    49,924
          Deferred Income Taxes and Other Liabilities     435     1,632
          Deferred Pension Liability                    1,703     1,861
          $10.00 Redeemable Preferred Stock; 65,000
            Shares Authorized, 44,305 Shares Issued and
            Outstanding; $100 Mandatory Redemption      4,274     3,903
            Value

          Shareholders' Equity (Deficit)              (42,419)  (39,249)

                                                     $ 41,482  $ 44,461


             See accompanying notes to consolidated financial statements

                                        2

                                INTELOGIC TRACE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)

                                                          Three Months
                                                        January   January
                                                          31,       31,
                                                         1994      1993

          Revenue:

            Service                                   $18,655   $22,112
            Sales                                         143       352
               TOTAL REVENUE                           18,798    22,464
          Cost of Revenue:
            Service                                    14,964    16,858
            Sales                                         114       156

               TOTAL COST OF REVENUE                   15,078    17,014
               GROSS PROFIT                             3,720     5,450

          Selling, General and Administrative Expenses   4,367    4,379
               EARNINGS (LOSS) FROM OPERATIONS           (647)    1,071

          Other Income (Expense):
            Interest expense                           (1,683)   (1,751)
            Investment income (loss)                      -         (19)
            Other, net                                   (163)     ( 76)
               LOSS FROM CONTINUING OPERATIONS BEFORE  (2,493)   (  775)

          Income Tax                                      -         141
               LOSS FROM CONTINUING OPERATIONS         (2,493)     (916)

          Extraordinary gain from purchases of
          subordinated                                    -         550
            debentures, net of taxes
          Extraordinary gain from net operating loss      -         141
               NET LOSS                                (2,493)     (255)

          Net Loss, Less Preferred Stock Dividends  $  (2,685)   $ (382)
          Earnings (Loss) Per Common Share:
            Loss from continuing operations            $ (.21)  $  (.08)

            Extraordinary items                           -         .05

            Preferred stock dividends                                 -

               NET LOSS PER COMMON SHARE              $  (.22)
          Weighted Average Common Shares Outstanding    12,074   12,052

              See accompanying notes to consolidated financial statements

                                INTELOGIC TRACE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)

                                                Six Months Ended
                                           January 31,   January 31,
                                              1994         1993

Revenue:

       Service                               $38,331      $45,546
       Sales                                     569          680

        TOTAL REVENUE                         38,900       46,226
     Cost of Revenue:
       Service                                31,139       34,816
       Sales                                     200          389

        TOTAL COST OF REVENUE                 31,339       35,205
        GROSS PROFIT                           7,561       11,021

     Operating Expenses:
       Selling, general and admin. expenses    9,058        9,675

        EARNINGS (LOSS) FROM OPERATIONS       (1,497)       1,346

     Other Income (Expense):
       Interest expense                       (3,319)      (3,613)
       Investment income                          54           45
       Equity in loss of affiliate                -            -
       Other, net                               (317)        (239)
        LOSS FROM CONTINUING OPERATIONS
          BEFORE TAXES                        (5,079)      (2,461)

     Income Taxes (Benefit)                   (1,193)         141
        LOSS FROM CONTINUING OPERATIONS       (3,886)      (2,602)

     Earnings From Discontinued Operations       828           -
        LOSS BEFORE EXTRAORDINARY ITEMS       (3,058)      (2,602)

       Extraordinary gains from purchases of subordinated
        debentures, net of taxes                 -          2,547
       Extraordinary gain from net operating
        loss carry forward                       -            141

        NET LOSS                             $ (3,058)   $   ( 86)

     Net Loss, Less Preferred Stock
      Dividends                              $ (3,429)   $   (222)

     Earnings (Loss) Per Common Share:
       Loss from continuing operations       $   (.32)   $   (.23)
       Earnings from discontinued operations      .07          -
       Extraordinary items                         -          .21
        Preferred stock dividends                (.03)         -
        NET LOSS PER COMMON SHARE            $   (.28)   $   (.02)

     Weighted Average Common Shares Outstanding 12,074     11,970

           See accompanying notes to consolidated financial statements


                                INTELOGIC TRACE,. INC.
           CONSOLIDATED STATEMENT OF COMMON  SHAREHOLDERS' EQUITY (DEFICIT)
                                    (In thousands)
                                     (Unaudited)


                                         Foreign            Retire-
                      Add.     Retained  Currency           ment
              Common  Paid-in   Earn.    Transl.   Treas.   Valuat.
               Stock  Capital (Deficit)  Adj.      Stock    Reserve   Total


Balance at     $199  $55,003  $(35,024)    $54   $(56,919) $(2,562) $(39,249)
July 31, 1993

Redeemable preferred
stock dividends                   (371)                                (371)
(in kind)

Foreign currency
translation                                 4                             4
adjustment

Shares issued -
401(k) Plan             (17)                          105                 88

Employee Stock          167                                              167
Option Plan

Net loss                        (3,058)                               (3,058)

Balance at     $199 $55,153   $(38,453)   $58    $(56,814) $(2,562) $(42,419)
January 31, 1994


             See accompanying notes to consolidated financial statements

                                INTELOGIC TRACE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands) (Unaudited)


                                                     Six Months Ended

                                                   January    January
                                                     31,        31,
                                                    1994       1993

     Operating Activities:
       Net earnings (loss)                       $(3,058)  $    86
        Adjustments to reconcile net earnings
        (loss) to net cash
          provided by operating activities:
        Depreciation and amortization              6,442     7,268
        Gain on repurchase of subordinated           -      (2,547)
        debentures
        Adjustments to net assets of discontinued   (828)       -
        operations
        Other                                        972     1,242
       Changes in operating working capital, net  (4,509)   (5,351)

       NET CASH PROVIDED (USED) BY OPERATING        (981)      698
     Investing Activities:
       Purchase of spares and other fixed assets  (3,525)   (4,179)

       Proceeds from sale of discontinued            -       4,999
       NET CASH PROVIDED (USED) IN INVESTING      (3,525)      820

     Financing Activities:
       Short-term borrowings, net                  3,336     2,817
       Repurchase of subordinated debentures         -      (4,459)
       Other                                         -      (   19)

       NET CASH PROVIDED BY (USED) IN FINANCING
        ACTIVITIES                                 3,336    (1,661)

     Effect of Exchange Rate Changes on Cash          51       (46)

           NET DECREASE IN CASH AND TEMPORARY
              INVESTMENTS                       $ (1,119) $   (189)

     Interest Paid                              $  3,286  $  3,462

     Income Taxes Paid, net                    $       8  $     59


             See accompanying notes to consolidated financial statements.

                                INTELOGIC TRACE, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 1994
                      (Dollars in thousands, except share data)

          1.   BASIS OF PRESENTATION

               The consolidated financial statements of Intelogic Trace, Inc. (the "Company") include the financial statements of the parent and its wholly-owned subsidiaries.
               The interim consolidated financial statements and notes are unaudited. Investments in affiliated companies owned 20% or more are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and such adjustments consist only of normal recurring items.


          2.   DISCONTINUED OPERATIONS

               In 1992, the Company sold substantially all of the assets of its computer hardware sales and leasing and application software businesses. These businesses represented the entire operations of Intelogic Trace Systems Group.

               During the first quarter of fiscal 1994, the Company received lease payments on certain lease receivables not transferred to the buyer and reduced certain remaining unclaimed liabilities which resulted in a combined $828 reduction to the previously recorded loss from discontinued operations. The net amount due at January 31, 1994 includes a $750 note receivable due July 25, 1994 bearing interest at 8%.

          3.   INVESTMENT IN AFFILIATE

               For the fiscal year 1992, the Company's share of Datapoint Corporation's ("Datapoint") losses exceeded its recorded investment. No earnings were recorded for the 1993 fiscal year. The Company's pro rata share of Datapoint's second quarter results for fiscal 1994 are shown for information purposes only. The carrying value of the Company's investment in Datapoint at January 31, 1994 remains at zero. The Company's share of Datapoint's future earnings will have to exceed $2,789 before the Company can reflect income on this investment.

               The Company's pro rata share of Datapoint's second quarter results, applicable to common stockholders, are as follows:

                                   Three Months Ended    Six Months Ended
                                    January   January  January   January
                                      31,       31,      31,       31,
                                      1994      1993      1994      1993


               Income (loss) before
                 extraordinary items  $ 185       $329    (189)    $352
               Extraordinary items       -         142     263      236
               Net earnings (loss)    $ 185       $471    $ 74     $588
               from affiliate

               Datapoint's results of operations are summarized below:

                                     Three Month Ended   Six Months Ended
                                  January    January    January   January
                                     31,        31,        31,       31,
                                    1994      1993        1994      1993

               Total revenue      $44,786   $54,296    $86,434    $114,839

               Gross profit        19,229    25,891     36,343      51,627

               Earnings (Loss)        532     1,233     (1,794)        856
               before extraordinary
                 item
               Net earnings           532     1,955       (454)      2,051
               (loss)

          4.  DEBT

              During the third quarter of fiscal 1992 the amount of borrowings available under the Company's revolving financing agreement was increased to $12,000. Under a subsequent amendment to the agreement, the Company's borrowings under this facility are limited to the lesser of: (1) fifteen percent of annualized service maintenance revenue, (2) cash collections for the prior 50-day period, or (3) an amount equal to the sum of 80% of eligible accounts receivable. Commencing in November 1993, eligible borrowings related to field spares began to be phased out ratably over the following 5-month period. At January 31, 1994 eligible borrowings were limited to 12.0% of net field support spares.

          5.  TAXES

              Based on further discussions with taxing authorities during the first quarter of fiscal 1994, the Company has recorded a tax benefit of $1,193 related to a tax refund received in a prior year. Recognition was deferred previously based, in part, upon ongoing Federal income tax examinations.
                                        8
          6.  CONTINGENCIES

              Two shareholders of the Company have filed lawsuits against the Company and its Board of Directors demanding that the Company seek damages from its Board of Directors with respect to the Company's 1990 purchases of the stock of the Company and Datapoint Corporation. A committee of the Board of Directors was appointed to consider the demands raised in each case. The committee retained independent counsel to review the matters raised in the lawsuits. The committee determined that it was not in the best interest of either the Company or its shareholders to accept either demand and, accordingly, instructed counsel to seek the dismissal of both lawsuits. In January 1992 a motion for summary judgment on behalf of the Company and its Board of directors was denied in the lawsuit pending in the New York State Court and is currently on appeal. A similar motion, involving only the Company's purchase of its own stock, was denied, with leave to renew after the appeal in the New York State Court action is decided. The second case is pending in the United States District Court for the Southern District of New York. This action charges a violation of the proxy laws and breach of fiduciary duties with respect to several actions by the Board, including the purchase of the Company's own stock. In June 1993, another shareholder commenced a derivative action against certain members of the Company's Board of Directors and Datapoint Corporation.
              Because this latest action is substantially similar to one of the previously filed suits, the plaintiffs in the latest action have filed a motion to dismiss their complaint without prejudice. The Company believes that these issues will ultimately be resolved in its favor; however, the ultimate outcome cannot presently be determined.

              The Internal Revenue Service ("IRS") has issued assessment letters relating to the consolidated Federal Income Tax Returns of the Company for the years 1986 through 1992. The IRS letters propose assessments of approximately $31,000 in additional taxes plus interest. The assessments primarily involve the industry-wide issue of the appropriate method for cost recovery of spare parts. A recent case on the same issue was decided in the taxpayer's favor by the U. S. Tax Court, but is being appealed by the IRS. If the decision was followed by courts with jurisdiction over the Company, the remaining proposed assessment would be approximately $2,500 in additional taxes plus interest. The Company strongly disagrees with the proposed adjustments and has filed a protest, appealing each of the adjustments in the IRS report. The Company believes that these issues will ultimately be resolved in its favor; however, the ultimate outcome cannot presently be determined. No provision has been made for any possible liability.

          Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

                  (Years referred to are fiscal years) (In thousands)

          Results of Operations

          Three Months Ended January 31, 1994 versus Three Months Ended January 31, 1993:

          Revenue

              Service revenue in the second quarter of 1994, $18,655,

          declined $3,457 (15.6%) from the year-ago period as domestic revenue from servicing Datapoint-manufactured products decreased

          $1,755 while domestic revenue from servicing all other products decreased $1,702.  Cancellations and expirations continue to exceed new sales activity, while revenue from installation of telephone devices in the second quarter was not significant.  Service revenue from Datapoint products totaled $1,833 for the quarter, or 9.8% of total revenue.  In the second quarter of 1993, domestic revenue from servicing Datapoint products totaled $3,588, or 16.0% of the revenue total.  This decline can be attributed to customers who are converting to new platforms.

              Canadian service revenues also declined in 1994 as compared to

          1993, decreasing $327 (37.4%) to a 1994 second quarter total of

          $547.  Canada operations are currently in transition from providing service solely to Datapoint system customers to a more balanced and diversified customer equipment base.  In an effort to improve service delivery systems and enhance Canadian offerings, the

          Company announced a new Canadian service alliance with DataTech

          Systems, Ltd., effective March 1, 1994, which will provide for expanded service coverage and technical resources.

          Gross Profit

              Gross profit of $3,720 (19.8%) for the second quarter compared to $5,450 (24.3%) for the same period one year ago.  This decline resulted directly from the decrease in revenue as costs of service have declined $1,936 (11.4%) quarter over quarter.

          Selling, General and Administrative Expenses

               Selling, General and Administrative (SG&A) expenses of $4,367 for the second quarter were substantially unchanged from the year-

          ago period, despite a substantial increase in the Company's sales force during the first half of this year.  Total selling costs were

          $3,160 for the three months ended January 31, 1994, up $498 (18.7%)

          from the second quarter of 1993.

          Interest Expense

               Second quarter interest expense decreased $68 from the same period in 1993 due to a decrease of $2,017 in the outstanding credit facility with Foothill Capital Corporation from the same period in 1993.

          Federal and State Income Taxes

               Effective August 1, 1993, the Company changed its method of accounting for income taxes in accordance with the provisions of

          FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109").

          As permitted under the new rules, prior years' financial statements have not been restated.  FAS 109 provides for recognition of deferred tax assets when realization of the deferred tax assets is more likely than not.  Because of continued losses, no tax benefit has been recorded in the period with respect to the loss carry forwards.
                                        11

          Six Months Ended January 31, 1994 versus Six Months Ended January 31, 1993:

          Revenue

               Service revenue in the first six months of 1994, $38,331,

          declined $7,215 (15.8%) from the year-ago period.  Domestic revenue from servicing Datapoint-manufactured products decreased $3,397 while domestic revenue from servicing all other products decreased

          $3,818.  Cancellations exceeded new sales activity throughout the first six months of 1994.  Service revenue from Datapoint products totaled $3,995 for the first six months, or 10.3% of total revenue.

          In the first six months of 1993, domestic revenue from servicing

          Datapoint products totaled $7,392, or 16.0% of the revenue total.

          Datapoint products continue to be replaced with new platforms.

          Gross Profit

               Gross profit of $7,561 (19.4%) for the first six months of

          1994 compared to $11,021 (23.8%) for the same period one year ago.

          This decline resulted directly from the decrease in revenue as costs of service have declined $3,866 (11.0%) from the same period one year ago.

          Selling, General and Administrative Expenses

               Selling, General and Administrative (SG&A) expenses of $9,058 for the first six months decreased $617 (6.4%) from the year-ago period.  Much of this reduction can be attributed to elimination of marketing management layers in the first six months of 1993 to achieve greater operational efficiencies.

          Interest Expense

               Interest expense for the first six months of 1994 decreased $294 from the same period in 1993 due to a decrease in the outstanding credit facility with Foothill Capital Corporation from the year-ago period and debenture repurchases which took place during the first six months of 1993.

          Federal and State Income Taxes

               During the first six months of 1994 tax benefits of $1,193 were recorded related to a tax refund received in 1993.

          Recognition was deferred previously based in part upon ongoing

          Federal income tax examinations.  Although a final resolution has not been reached with respect to the Company's Federal income tax contingency, management believes its current estimate of tax liabilities is appropriate, given continuing discussions with taxing authorities which took place during the first six months.

          During the first six months of 1993 the Company recorded $141 of taxes related to book/tax timing differences.  This tax was offset by utilization of net operating loss carry forwards.

          Capital Resources and Liquidity

               Through the first six months of 1994, cash and temporary

          investments decreased $1,119, as compared to a decrease of $189 from the same period one year ago.  Net cash provided by operating activities was lower than in the prior year by $1,679; however,

          investments in spares and other fixed assets decreased by $654 as the Company continued to shorten the necessary parts pipeline and short-term borrowings under the Foothill facility increased.

          Financing activities in the first six months of 1993 consisted of

          $2,817 in short-term borrowings and disbursements of $4,459 for subordinated debenture repurchases.


               At January 31, 1994, the Company's current liabilities

          exceeded current assets by $14,504.  Current liabilities include

          $7,713 of borrowings under the Company's revolving financing agreement.  No periodic principal payments are required under this agreement as long as the Company is in compliance with the financial covenants and the borrowing base exceeds the amount outstanding.

               Management believes that internally generated cash flow,

          existing cash and temporary investments and borrowings available under the Company's revolving financing agreement will be

          sufficient to fund the Company's obligations and any capital expenditures.


























                              PART II - OTHER INFORMATION


          Item 8.  Exhibits and Reports on Form 8-K

          B.   Reports on Form 8-K:

               On November 24, 1993, the Company announced an agreement in principle with a major company to install and maintain certain devices beginning in January 1994. The Company anticipates revenue of approximately $8 million from the initial order. The agreement will have an initial term of three years.


                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INTELOGIC TRACE, INC.
                                      (Registrant)




          Date: March 16, 1994         By

                                       Martin J. Landon
                                       Vice President and
                                       Chief Financial Officer





















                                        15
                              PART II - OTHER INFORMATION

          Item 8.  Exhibits and Reports on Form 8-K

          B.   Reports on Form 8-K:

               On November 24, 1993, the Company announced an agreement in principle with a major company to install and maintain certain devices beginning in January 1994. The Company anticipates revenue of approximately $8 million from the initial order. The agreement will have an initial term of three years.


                                       SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INTELOGIC TRACE, INC.
                                      (Registrant)




          Date: March 16, 1994         By   /Martin J. Landon

                                        Martin J. Landon
                                        Vice President and
                                        Chief Financial Officer


















