Form 10-Q
period 1994-04-30
INTELOGIC TRACE INC
filed 1994-06-14
CIK 771993

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     ____________

                                      FORM 10-Q
                                     ____________

          ( x ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended April 30, 1994

                                          or

          (   )    Transition Report Pursuant to  Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.

                    For the transition period from
                                         to

                            Commission file number  1-8948

                                INTELOGIC TRACE, INC.
                (Exact name of registrant as specified in its charter)

                     New York                          74-2368260
          (State or other jurisdiction of          (I. R. S. Employer
          incorporation or organization)          Identification No.)


          Turtle Creek Tower I
          P. 0. Box 400044, San Antonio, TX            78229-8415
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

          The number of shares outstanding of registrant's common stock, par value $.01 per share, as of June 1, 1994 was 12,488,188 shares.




                            PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                                INTELOGIC TRACE, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                                    April 30,  July 31,
                                                      1994       1993
                                                   (Unaudited)
          ASSETS

          Current Assets:
            Cash and temporary investments          $     312  $  1,626
            Accounts receivable, net                    5,822     8,728
            Net assets of discontinued operations         832       320
            Prepaid expenses and other current assets   2,143     2,070
               TOTAL CURRENT ASSETS                     9,109    12,744

          Leasehold Improvements and Equipment, net     1,505     2,076
          Field Support Spares, net                    22,281    26,788
          Intangible Assets, net                        1,878     2,213
          Other Assets                                    468       640
                                                     $ 35,241  $ 44,461

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
            Accounts payable                         $  3,851  $  3,689
            Accrued expenses                            4,095     5,651
            Accrued interest                            1,746       249
            Short-term borrowings                       7,312     4,377
            Deferred revenue                           10,114    12,170
            Other current liabilities                      10       254

               TOTAL CURRENT LIABILITIES               27,128    26,390
          11.99% Subordinated Debentures Due 1996      49,924    49,924
          Deferred Income Taxes and Other Liabilities     589     1,632
          Deferred Pension Liability                    1,703     1,861
          $10.00 Redeemable Preferred Stock; 65,000
            Shares Authorized, 46,299 Shares Issued and
            Outstanding; $100 Mandatory Redemption      4,488     3,903
            Value

          Shareholders' Equity (Deficit)              (48,591)  (39,249)

                                                     $ 35,241  $ 44,461

             See accompanying notes to consolidated financial statements

                                INTELOGIC TRACE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)

                                                     Three Months Ended
                                                     April 30, April 30,
                                                        1994      1993

          Revenue:
            Service                                   $16,743   $20,408
            Sales                                         241       330
               TOTAL REVENUE                           16,984    20,738
          Cost of Revenue:
            Service                                    16,376    15,332
            Sales                                         247       102

               TOTAL COST OF REVENUE                   16,623    15,434
               GROSS PROFIT                               361     5,304

          Selling, General and Administrative Expenses   4,513    3,977
               EARNINGS (LOSS) FROM OPERATIONS          (4,152)   1,327

          Other Income (Expense):
            Interest expense                           (1,757)   (1,581)
            Investment income (loss)                      -          15
            Other, net                                   (121)    ( 208)
               LOSS FROM CONTINUING OPERATIONS BEFORE  (6,030)    ( 447)

          Income Tax                                      -         -
               NET LOSS                                (6,030)     (447)

          Net Loss, Less Preferred Stock Dividends    $(6,244)  $  (611)
          Earnings (Loss) Per Common Share:
            Loss from continuing operations           $  (.50)   $  (.04)

            Preferred stock dividends                      (.02)

               NET LOSS PER COMMON SHARE              $  (.52)
          Weighted Average Common Shares Outstanding    12,074     12,062


              See accompanying notes to consolidated financial statements

                                INTELOGIC TRACE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)

                                               Nine Months Ended
                                        April 30,          April 30,
                                          1994               1993

Revenue:

       Service                                     $55,074   $65,954
       Sales                                           810     1,010

        TOTAL REVENUE                               55,884    66,964
     Cost of Revenue:
       Service                                      47,515    50,148
       Sales                                           447       491

        TOTAL COST OF REVENUE                       47,962    50,639
        GROSS PROFIT                                 7,922    16,325

     Operating Expenses:
       Selling, general and administrative expenses 13,571    13,652

        EARNINGS (LOSS) FROM OPERATIONS             (5,649)    2,673

     Other Income (Expense):
       Interest expense                             (5,076)   (5,194)
       Investment income                                54        60
       Equity in loss of affiliate                    -         -
       Other, net                                     (438)     (446)
        LOSS FROM CONTINUING OPERATIONS BEFORE
         TAXES                                     (11,109)   (2,907)

     Income Taxes (Benefit)                         (1,193)      141
        LOSS FROM CONTINUING OPERATIONS             (9,916)   (3,048)

     Earnings From Discontinued Operations             828       -
        LOSS BEFORE EXTRAORDINARY ITEMS             (9,088)   (3,048)

       Extraordinary gains from purchases of subordinated
        debentures, net of taxes                       -       2,547
       Extraordinary gain from net operating
        loss carry forward                             -         141

        NET LOSS                                   $(9,088)  $  (360)

     Net Loss, Less Preferred Stock Dividends      $(9,673)  $  (832)

     Earnings (Loss) Per Common Share:
       Loss from continuing operations             $  (.82)  $  (.24)
       Earnings from discontinued operations           .07        -
       Extraordinary items                              -        .21
        Preferred stock dividends                     (.05)     (.04)
        NET LOSS PER COMMON SHARE                  $  (.80)  $  (.07)

     Weighted Average Common Shares Outstanding     12,074    11,983

         See accompanying notes to consolidated financial statements

                                INTELOGIC TRACE,. INC.
           CONSOLIDATED STATEMENT OF COMMON  SHAREHOLDERS' EQUITY (DEFICIT)
                                    (In thousands)
                                     (Unaudited)

                                                     Foreign           Retire-
                                  Addl.    Retained  Currency          ment
                          Common  Paid-in  Earnings  Translat  Treas.  Valuation
                          Stock  Capital  (Deficit)  Adjust   Stock   Reserve    Total


     Balance at July 31,   $199  $55,003  $(35,024)   $54  $(56,919) $(2,562)  $(39,249)
     1993

       Redeemable preferred
         stock dividends                      (585)                                  (585)
        (in kind)

       Foreign currency
        translation                                    59                              59
        adjustment

       Shares issued -
        401(k) Plan                  (17)                       105                   88

       Employee Stock                184                                             184
       Option Plan

       Net loss                             (9,088)                               (9,088)

     Balance at April 30,  $199  $55,170  $(44,697)  $113  $(56,814) $(2,562)   $(48,591)
     1994


             See accompanying notes to consolidated financial statements

                                INTELOGIC TRACE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands) (Unaudited)


                                                  Nine Months Ended
                                                  April 30,  April 30,
                                                    1994      1993

     Operating Activities:
       Net earnings (loss)                       $(9,088)  $    (360)
        Adjustments to reconcile net earnings
        (loss) to net cash
          provided by operating activities:
        Depreciation and amortization              9,504      10,720
        Gain on repurchase of subordinated           -        (2,547)
        debentures
        Adjustments to net assets of discontinued   (828)        -
        operations
        Other                                      1,650       1,150
       Changes in operating working capital, net    (795)     (2,322)

       NET CASH PROVIDED BY OPERATING ACTIVITIES     443       6,641
     Investing Activities:
       Purchase of spares and other fixed assets  (4,798)     (6,298)

       Proceeds from sale of discontinued            -         5,857
       NET CASH (USED) IN INVESTING ACTIVITIES    (4,798)       (441)

     Financing Activities:
       Short-term borrowings (repayments), net     2,935      (3,347)
       Repurchase of subordinated debentures         -        (4,459)
       Other                                         -           (19)


       NET CASH PROVIDED BY (USED) IN FINANCING
        ACTIVITIES                                 2,935     (7,825)

     Effect of Exchange Rate Changes on Cash         106        (46)

           NET DECREASE IN CASH AND TEMPORARY
              INVESTMENTS                       $ (1,314) $  (1,671)

     Interest Paid                              $  3,521  $   3,531

     Income Taxes Paid, net                     $     10  $    (21)

         See accompanying notes to consolidated financial statements





                                INTELOGIC TRACE, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 1994
                      (Dollars in thousands, except share data)

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

               During the first quarter of fiscal 1994, the Company received lease payments on certain lease receivables not transferred to the buyer and reduced certain remaining unclaimed liabilities which resulted in a combined $828 reduction to the previously recorded loss from discontinued operations. The net amount due at April 30, 1994 includes a $750 note receivable due July 25, 1994 bearing interest at 8%.


          3.   INVESTMENT IN AFFILIATE

               For the fiscal year 1992, the Company's share of Datapoint Corporation's ("Datapoint") losses exceeded its recorded investment. No earnings were recorded for the 1993 fiscal year. The Company's pro rata share of Datapoint's third quarter results for fiscal 1994 are shown for information purposes only. The carrying value of the Company's investment in Datapoint at April 30, 1994 remains at zero. The Company's share of Datapoint's future earnings will have to exceed $4,267 before the Company can reflect income on this investment.

               The Company's pro rata share of Datapoint's third quarter results, applicable to common stockholders, are as follows:


                                     Three Months Ended        Nine Months Ended
                                     April 30, April 30,      April 30,  April 30,
                                        1994      1993          1994      1993

               Income (loss) before
                 extraordinary items    $(1,478)  $(762)     $(1,667)    $(410)

               Extraordinary items         -       (116)         263       120

               Net earnings (loss)     $(1,478)   $(878)     $(1,667)    $(290)
               from affiliate

               Datapoint's results of operations are summarized below:

                                    Three Months Ended         Nine Months Ended
                                    April 30,  April 30,       April 30, April 30,
                                      1994      1993             1994       1993


               Total revenue         $42,802    $48,584        $129,236   $163,423

               Gross profit           14,618     19,055          50,961     70,684

               Earnings (Loss)        (7,961)   $(4,311)         (9,755)    (3,455)
                 before
                 extraordinary
                 item
               Net earnings           (7,961)    (4,904)         (8,415)    (2,853)
               (loss)


          4.  DEBT

              During the third quarter of fiscal 1992 the amount of borrowings available under the Company's revolving financing agreement was increased to $12,000. Under a subsequent amendment to the agreement, the Company's borrowings under this facility are limited to the lesser of: (1) fifteen percent of annualized service maintenance revenue, (2) cash collections for the prior 50-day period, or (3) an amount equal to the sum of 70% of eligible gross accounts receivable and 20% of net field support spares. Commencing in November 1993, eligible borrowings related to field spares began to be phased out ratably over the following 5-month period. As of April 1994, eligible borrowings are determined exclusive of net field support spares. The borrowing base at April 30, 1994 was approximately $8,321.

              On May 25, 1994 the Company was granted an overadvance facility in which the amount outstanding could exceed the eligible borrowing base by $1,000. This facility is to be phased out ratably over the following 8-week period. The Company has been granted occasional overadvances in the past and has repaid those overadvances within the guidelines established by the lender.

              The Company is not currently in compliance with certain financial covenants relating to the ratio of current assets to current liabilities and net capital funds. The Company has requested a waiver of such noncompliances and adjustments to the covenants, but no assurance can be provided that the lender will respond favorably to the request. In the event the noncompliances are not waived, the lender may call an event of default which could accelerate maturity of the loan, $7,312 at April 30, 1994. It is possible that future events of noncompliance could occur, in which case the Company will request waivers of any such defaults.

          5.  TAXES

              Based on further discussions with taxing authorities during the first quarter of fiscal 1994, the Company has recorded a tax benefit of $1,193 related to a tax refund received in a prior year. Recognition was deferred previously based, in part, upon ongoing Federal income tax examinations. See also the discussion in Note 6, Contingencies.

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

              On May 13, 1994 the Company announced that although the defendants expressly disclaim and deny any liability or wrongdoing with respect to the allegations, a settlement had been reached in order to avoid the additional expense, burden, inconvenience and distraction of continued litigation.
              Pursuant to the settlement agreement, which is subject to Court approval, the Company will receive $2,400 less attorneys' fees and expenses (not to exceed $800) awarded by the Court. The cash portion of the settlement is fully covered by the Company's director and officer liability insurance and will be offset by future director and officer liability insurance premium increases. The Company does not expect to receive any net cash from this settlement. In addition, within six months of the time that the settlement becomes final, the Company's Board of Directors has agreed to (a) form a committee to investigate all ways to maximize the value of the Company's investment in Datapoint Corporation and (b) adopt a resolution requiring approval of the Board of Directors for all investments of the Company's funds in excess of $5,000.

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


          Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

                  (Years referred to are fiscal years) (In thousands)

          Results of Operations

          Three Months Ended April 30, 1994 versus Three Months Ended April 30, 1993:

          Revenue

              Service revenue in the third quarter of 1994, $16,743, declined

          $3,665 (18.0%) from the year-ago period as domestic revenue from servicing Datapoint-manufactured products decreased $1,323 while domestic revenue from servicing all other products decreased

          $2,342.  New sales activity exceeded cancellations and expirations of service contracts to provide services in the third quarter by

          $1,668.  Revenue from a new service offering, the installation of telephony devices, in the third quarter was $1,655, or 9.7% of total revenue.  Service revenue from Datapoint products totaled

          $1,635 for the quarter, or 9.6% of total revenue.  In the third quarter of 1993, domestic revenue from servicing Datapoint products totaled $2,958, or 14.3% of the revenue total.  The decline in

          Datapoint service can be principally attributed to customers who are converting to new platforms.

              Canadian service revenues also declined in 1994 as compared to

          1993, decreasing $409 (49.4%) to a 1994 third quarter total of

          $419.  The Company previously announced a Canadian service alliance with DataTech Systems, Ltd. ("DataTech"), effective March 1, 1994,

          which provides for expanded service coverage and technical resources.  Provided that DataTech continues to fulfill its obligations under the contract, a substantial portion of the

          Company's Canadian business will be assumed by DataTech.


          Gross Profit

              Gross profit of $361 (2.1%) for the third quarter compared to

          $5,304 (25.6%) for the same period one year ago.  This decline is due primarily to the revenue decrease as opposed to increases in costs of service.  Costs of service, exclusive of costs related to the installation of telephony devices, have remained substantially unchanged over the costs in the same quarter one year ago.

          Selling, General and Administrative Expenses

               Selling, General and Administrative (SG&A) expenses of $4,513 for the third quarter increased $536 (13.5%) from the year-ago period.  Of that, approximately $503 is attributable to SG&A expenses related to the new telephony offering.  All other SG&A costs have remained substantially unchanged.

          Interest Expense

               Third quarter interest expense increased $176 from the same period in 1993 due to an increase of $3,746 from the April 30, 1994 balance to the April 30, 1993 balance in the outstanding

          credit facility with Foothill Capital Corporation.

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


          Nine Months Ended April 30, 1994 versus Nine Months Ended April 30, 1993:

          Revenue

               Service revenue in the first nine months of 1994, $55,074,

          declined $10,880 (16.5%) from the year-ago period.  Domestic revenue from servicing Datapoint-manufactured products decreased

          $4,754 while domestic revenue from servicing all other products decreased $6,126.  Cancellations exceeded new sales activity for the first nine months of 1994.  Revenue from a new service offering, the installation of telephony devices, in the first nine months was $1,667, or 3.0% of total revenue.  Service revenue from

          Datapoint products totaled $5,569 for the first nine months, or

          10.1% of total revenue.  In the first nine months of 1993, domestic revenue from servicing Datapoint products totaled $10,323, or 15.4%

          of the revenue total.  Datapoint products continue to be replaced with new platforms.

          Gross Profit

               Gross profit of $7,922 (14.2%) for the first nine months of

          1994 compared to $16,325 (24.4%) for the same period one year ago.

          This decline resulted directly from the decrease in revenue as costs of service have declined $2,677 (5.3%) from the same period one year ago.

          Selling, General and Administrative Expenses

               Selling, General and Administrative (SG&A) expenses of $13,571 for the first nine months were substantially unchanged from the year-ago period, despite a substantial increase in the Company's sales force and the implementation of the new telephony offering during this year.

          Interest Expense

               Interest expense for the first nine months of 1994 decreased

          $118 from the same period in 1993 due to debenture repurchases which took place during the first six months of 1993.

          Federal and State Income Taxes

               During the first nine months of 1994 tax benefits of $1,193 were recorded related to a tax refund received in 1993.

          Recognition was deferred previously based in part upon ongoing

          Federal income tax examinations.  Although a final resolution has not been reached with respect to the Company's Federal income tax contingency, management believes its current estimate of tax liabilities is appropriate, given continuing discussions with taxing authorities which took place during the first nine months.

          During the first nine months of 1993 the Company recorded $141 of taxes related to book/tax timing differences.  This tax was offset by utilization of net operating loss carry forwards.

          Capital Resources and Liquidity

               Through the first nine months of 1994, cash and temporary

          investments decreased $1,314, as compared to a decrease of $1,671 from the same period one year ago.  Net cash provided by operating activities was lower than in the prior year by $6,198; however,

          investments in spares and other fixed assets decreased by $1,500 as the Company continued to shorten the necessary parts pipeline.

          Short-term borrowings under the Foothill facility were $2,935.

          Financing activities in the first nine months of 1993 consisted of $3,347 in repayments of short-term borrowings and disbursements of $4,459 for subordinated debenture repurchases.

               At April 30, 1994, the Company's current liabilities exceeded current assets by $18,019 as compared to $13,680 at April 30, 1993.

          Current liabilities include $7,312 of borrowings under the

          Company's revolving financing agreement.  The losses incurred to date in 1994, and especially the losses incurred in the third quarter of 1994, have increased the company's reliance on borrowed funds to satisfy the Company's working capital requirements.

               At April 30, 1994 the Company had $2,250 in trade payables in excess of 45 days.  The Company is actively working with its principal vendors in seeking to avoid any adverse effect on customer service resulting from delays in deliveries; however, no assurance can be given that the current level of trade payables will soon decrease or that the Company's purchasing ability will not be limited in the future.

               Under the terms of the applicable indenture, the Company is required to make an interest payment at July 15, 1994 in the amount of $2,993 related to its outstanding subordinated debentures.  If the interest payment is not made on, or within thirty days after,

          the due date, an event of default could be declared which could result in acceleration of the payment of the principal and accrued interest which presently consists of $49,924 in principal and

          $2,993 in interest due July 15, 1994.  No assurance can be provided that the interest payment will be made.

               The Company has engaged Buccino & Associates, Inc., a

          nationally-recognized company which specializes in consulting with financially troubled businesses, to review cash flows, financial needs, liquidity concerns and provide recommendations to establish both immediate and long-term improvements in cash flow,

          profitability, asset management and capital structure.

               The Company has been in contact with its lender and is seeking continued lender assistance; however, no assurance can be given that the lender will continue to cooperate in a manner which will provide the Company with sufficient cash resources to meet its ongoing trade obligations, capital equipment investments and debt servicing obligations.

               To enhance the Company's cash resources for operations,

          capital needs and debt servicing, the Company is undertaking measures to strictly control costs, improve labor productivity and implement effective revenue generation programs.  The Company reduced its workforce on June 4, 1994, which is anticipated to reduce personnel expenses by approximately $3,000 annually; is consolidating its facilities nationwide; is implementing

          measures to increase productivity, for example, by revising work schedules and has experienced success in booking new business which is reflected by positive net bookings during the third quarter.



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


                                 INTELOGIC TRACE, INC.
                                      (Registrant)



          Date: June 14, 1994          By

                                       Connie B. Moore
                                       Corporate Treasurer and
                                       Acting Chief Financial Officer


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


                                 INTELOGIC TRACE, INC.
                                      (Registrant)




          Date: June 14, 1994          By   /Connie B. Moore

                                        Connie B. Moore
                                        Corporate Treasurer and
                                        Acting Chief Financial Officer