Form 10-K
period 1994-07-31
INTELOGIC TRACE INC
filed 1994-11-15
CIK 771993

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM  10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  FOR THE FISCAL YEAR ENDED JULY 31, 1994

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

           For the transition period from _________ to _________.

                       COMMISSION FILE NUMBER 1-8948

                           INTELOGIC TRACE, INC.

           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              New York                                      74-2368260
   (STATE OR OTHER JURISDICTION OF                     (I. R. S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         Turtle Creek Tower I
  P. O. Box 400044, San Antonio, Texas                      78229-8415
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                210-593-5700
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of exchange on which registered

11.99% Subordinated debentures due 1996         New York Stock Exchange
Common Stock ($.01 par value)                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                 NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates as of October 17, 1994 was $2,864,962 which value, solely for the purposes of this calculation, excludes shares held by the Registrant's executive officers and directors based on the closing price of the stock as reported on the New York Stock Exchange.

As of October 17, 1994, there were 12,490,782 shares of the Registrant's Common Stock outstanding (excluding treasury shares).

                                     1

                           INTELOGIC TRACE, INC.
                             INDEX TO FORM 10-K
                                                         Page No.
PART I                                                   --------
     Item  1.   Business.................................    3
     Item  2.   Properties...............................    8
     Item  3.   Legal Proceedings........................    9
     Item  4.   Submission of Matters to a Vote of
                  Security Holders.......................   10

PART II
     Item  5.   Market for the Registrant's Common Stock
                  and Related Security Holder Matters....   11
     Item  6.   Selected Financial Data..................   12
     Item  7.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.............................   13
     Item  8.   Financial Statements and Supplementary
                  Data ..................................   20
     Item  9.   Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure.............................   43

PART III
     Item 10.   Directors and Executive Officers of the
                  Registrant.............................   44
     Item 11.   Executive Compensation...................   46
     Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management .................   57
     Item 13.   Certain Relationships and Related
                  Transactions...........................   59
PART IV
     Item 14.  Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................   62

                                     2

                                   PART I
ITEM 1. BUSINESS
GENERAL

Intelogic Trace, Inc. ("I T" or the "Company"), is an independent, nationwide provider of computer and telecommunications maintenance and support services. The Company was founded in 1968 and operated as the domestic Customer Service Division of Datapoint Corporation. In July 1985, Datapoint distributed all of the Company's common stock to the Datapoint shareholders and created the independent service Company, I T. From its inception, the Company has expanded its services and support capabilities through internal development and acquisitions. The Company's service programs utilize the Company's field force and technical headquarters support functions to develop customized service solutions for customers. These solutions include the installation and maintenance of hardware and software, upgrade services, help services, help desk, network support, project management services, remote diagnostic and repair capabilities and database management systems. In 1994, I T added programs for the installation, service, and support of telecommunications devices and telephone debit card dispensers. Today, I T is working with potential customers to develop service solutions for the users of PCs, minicomputers, kiosks, call directors, ACD switches, and assorted telecommunications devices and other electronic equipment.

REORGANIZATION UNDER CHAPTER 11

During Spring 1994, the Company experienced an increased reliance on borrowed funds to satisfy working capital requirements, principally as a result of continued erosion in operating performance. The Company engaged Buccino & Associates, Inc. ("Buccino"), a nationally recognized company which specializes in consulting with financially troubled businesses to review cash flows, liquidity concerns, and provide recommendations to establish both immediate and long-term improvements in cash flow, profitability, asset management, and capital structure. Liquidity pressures continued to increase and the Company determined that the aggregate borrowing availability under its revolving credit agreement would not be sufficient to meet the Company's obligations on a current basis.
The Company's liquidity shortfall was compounded by the semi-annual interest payment due July 15, 1994, of $3.0 million on the $49.9 million in principal amount of 11.99% Subordinated Debentures due 1996 (the "Debentures"). In addition to ongoing discussions with its lender, during late June and early July 1994, the Company held discussions with the holders of a majority of principal amount of Debentures (the "Principal Debentureholders") regarding a potential restructuring of that obligation. On July 15, 1994, the Company filed a Current Report on Form 8-K disclosing that it was negotiating with its Principal Debentureholders and that it would not make the interest payment on the Debentures. On July 21, 1994, the Indenture Trustee for the Debentures issued its notice of default. Pursuant to the terms of the Indenture, a failure to make the semi-annual interest payment within the thirty-day grace period allowed by the Indenture would cause an Event of Default to have occurred. Due principally to increasing pressures on available capital, the nonpayment of a promissory note due to the Company and potential terminations of certain leases, licenses, and contracts due to financial defaults, the Board of Directors reached the conclusion that the protection of the Bankruptcy Code was necessary in order to consummate the restructuring of the Debentures and the revolving financing agreement.

                                     3

On August 5, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas, San Antonio Division (the "Court"). As a result of discussions with its Principal Debentureholders, contemporaneously with filing the petition, the Company filed a Plan of Reorganization setting forth the terms of a proposed restructuring. Under Chapter 11, enforcement of certain claims in existence prior to the filing of the petitions are stayed, while the Company continues operations in the ordinary course of business as debtor-in-possession.

On October 4, 1994, the Court approved the Company's Disclosure Statement
to the Company's Plan of Reorganization (the "Disclosure Statement").   The
Disclosure Statement, as modified and amended, describes the Plan of Reorganization (the "Plan") proposed by the Company. The Plan has been submitted to a vote of creditors, security holders and parties in interest, and a hearing on confirmation of the Plan has been scheduled by the Court for November 22, 1994. If confirmed, the Plan would, among other things, cause the following to occur on the effective date of the Plan (the "Effective Date"): (1) administrative and tax claims would be paid in full; (2) a new series of preferred stock would be issued to holders of unsecured claims; (3) a four-for-one reverse split of the common stock would be consummated, with existing common shareholders retaining approximately 25% of the Company's common stock outstanding after the Effective Date, and holders of unsecured claims receiving 75% of the shares of common stock outstanding after the Effective Date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing. The terms of the Plan are subject to acceptance by the parties to the Plan and confirmation by the Court; therefore, the ultimate impact of the bankruptcy on the Company's results of operations and financial position cannot presently be determined.

MARKETS & SERVICES

COMPUTER HARDWARE MAINTENANCE AND SUPPORT

The Company's services include preventive/remedial maintenance and basic installation. This is the Company's core business and accounts for 95% of the Company's service revenues during fiscal 1994. Customers include end-users, manufacturers/resellers, and business partners.

The Company normally provides these services on an "on-call" basis either pursuant to a contract of a specified term and coverage ("Service Agreement") or on a time and materials ("T&M") basis. During fiscal year 1994, approximately 78% of the Company's revenue was generated from service provided pursuant to Service Agreements. I T has these agreements with end-users, major equipment manufacturers, and value-added resellers (VARs). In addition, I T is an Authorized Service Provider for a number of manufacturers, including AST, Datapoint, Magna, PAJ Electronics, Inc., and Teknekron Infoswitch Corporation.

On-site repair service is initiated by a customer telephoning the Company's Customer Support Center, which then dispatches a Customer Engineer from the customer's service area to answer the call. The Customer Engineer diagnoses the source of the problem and repairs or replaces the malfunctioning component. The Company has expanded its on-site maintenance business to respond to customers with many types of computer equipment from a wide variety of vendors and now maintains approximately 2,000 different products from over 150 vendors.

The Company also has a limited "carry-in" or "mail-in" business. The Company maintains repair
                                     4

facilities at selected district offices and in San Antonio, Texas to perform maintenance for selected products.

TELECOMMUNICATIONS HARDWARE INSTALLATION, MAINTENANCE, AND SUPPORT

Traditional services provided in this market include installation, warranty repair, preventive and remedial maintenance, system upgrades, moves, and systems integration. Typically, this telecommunications market is served by distributors or resellers who provide service and support on a local or regional basis.

In 1994, I T developed new capabilities to provide customized service solutions for the installation, service, and support of certain telecommunications equipment. These programs include order entry, scheduling, programming, remote diagnostic and repair capabilities, and management database systems.

The foundation of these new services is an interactive communications network system which administers the programs. This system allows orders to be entered electronically and coordinates the installation activities. The system communicates with installers via radio frequency devices and provides the I T installer with the ability to communicate with the on-line system with minimal human intervention.

The network also provides remote verification, diagnostic, and repair capabilities for such equipment. I T performs monthly auto-polling during the customer's off hours to verify the integrity of the installed equipment and activity of the devices. If it detects an error in the equipment's programming, the system notifies an I T technician on the "Help Desk" and the technician can remotely interrogate the "ailing" device. The technician frequently can repair and restore the device to proper operation without the need for an on-site visit.

Another capability of the program is the "Call Home Sick" feature involving such equipment. A device which begins to experience problems can go off-line (enter into a by-pass mode with no disruption to telephone service) and call the system in San Antonio. The technician can typically resolve the problem remotely by interactively communicating with the device. If this is not possible, the Help Desk technician can dispatch an I T customer engineer to repair the device.

Other capabilities of the program include the creation of management databases to track revenues generated by the dialers and maintain records of the location and configuration of installed dialers.

During 1994, the Company capitalized on these new capabilities and entered into an agreement with a telecommunications company to install and maintain Dialers. This new activity accounted for $3.4 million of the Company's 1994 revenues.
                                     5

OTHER EQUIPMENT

The Company's new capabilities provide opportunities for the installation, service, and support of other electronic devices and equipment. These include debit card dispensers and kiosk equipment similar to the units which allow customers to create their own individual greeting cards.

MARKETING

The Company markets its services in the following ways:

     * Through a national sales force, the Company pursues multi-vendor installation, service, and support agreements with end-users of computer, telecommunications and other electronic equipment.

     * The Company enters into agreements with leading manufacturers to provide authorized service to their end-users during both the warranty and post-warranty period.

     * Agreements are established with value-added dealers, distributors and systems integrators ("resellers") to market the Company's services as a part of the reseller's total product offering.

     * The Company enters into subcontracting agreements to perform services for other vendors, typically a seller of equipment, where the seller serves as the general contractor for all maintenance services.

     * Solicitation agreements are established with independent sales organizations, dealers and distributors which receive a commission for obtaining service agreements for the Company.


END-USER AGREEMENTS

Service Agreements with end-users normally have an initial term of one year and continue thereafter until terminated by either the customer or the Company upon 90-days prior written notice. After the first year, the Company may increase or decrease maintenance prices upon 90-days prior written notice to the customer. End-user agreements address the particular service needs of the end-users, and therefore, each contract is unique to individual requirements.

Service is also provided on a "time and materials" basis to those customers who request services outside the terms of the Service Agreement. In such instances, the customer typically is charged for labor and materials used in making the required repairs, at predetermined labor rates and at the Company's established prices for parts.

MANUFACTURER AGREEMENTS

Agreements with manufacturers usually call for the Company to provide installation and database maintenance service to an end-user during the manufacturer's warranty period, normally 90 days to three years from the date of purchase. These agreements typically provide that the Company will be compensated by the manufacturer either by receiving a fee for all units shipped by the manufacturer or on a per incident basis.

                                     6

The Company's agreements with manufacturers are generally for a term of three years, and continue thereafter until terminated upon one year's notice by either party, and provide that the Company will be an authorized third-party maintainer for the manufacturer during the term of the agreement. In addition, the Company receives favorable terms for the supply, purchase and repair of spare parts, training and support equipment.

Under the terms of its agreement with Datapoint, the Company is the exclusive service agent for Datapoint equipment throughout the United States. The agreement with Datapoint, dated June 29, 1985, provides for an exclusive relationship with the Company until terminated by either party, notice of which termination must be given 180 days prior to the anniversary of the execution of the agreement, to be effective six years thereafter. Following termination, the Company would have a non-exclusive relationship with Datapoint. As of the date of this document, neither party has issued any such notice. During fiscal years 1994, 1993 and 1992, 13%, 17%, and 24% of the Company's maintenance service revenue was derived from servicing Datapoint products. See Note 4 to the consolidated financial statements included elsewhere in this filing.

RESELLER AGREEMENTS

The Company provides services at end-user sites pursuant to agreements with resellers of the Company's services, whereby the resellers subcontract the performance of services to the Company. The resellers receive a discount from the Company's published or established prices based upon volume commitments and achievements. The resellers are responsible for payment for all services rendered by the Company to the end-user and are required to perform certain services which lower the Company's cost of providing maintenance services. Agreements with resellers are normally for an initial term of three years, terminable thereafter by either party upon 90-days written notice. Reseller agreements typically provide that the Company is the sole third-party maintainer for the selected products of the reseller during the term of the agreement.

SUBCONTRACTING AGREEMENTS

The Company provides services at end-user sites pursuant to subcontracting agreements with other vendors, typically a seller of equipment acting as the general contractor for all maintenance services at a site, regardless of equipment manufacturer. The vendors are responsible for payment for all services rendered by the Company to the end-user. The Company has established subcontractor relationships with IBM, Digital Equipment Corporation, and C&L Communications.

SOLICITATION AGREEMENTS

Pursuant to the Company's agreements with independent sales organizations, dealers and distributors, the Company is obligated to pay such organizations a commission for the first year of installation and maintenance revenue received by the Company as a result of such solicitor providing the Company with a Service Agreement between the end-user and the Company.
                                     7
CUSTOMERS

Providing service at end-user sites pursuant to subcontract agreements with other vendors and agreements with resellers is a meaningful source of the Company's revenue. The three most significant of these relationships (IBM, MCI, and EDS) accounted for approximately 14%, 5%, and 4%, respectively, of the Company's 1994 service revenue.

COMPETITION

The Company competes nationwide principally with service companies which furnish service nationally on a multi-vendor basis; with many companies which furnish multi-vendor service only on a local or regional basis; and with computer manufacturers and distributors which have their own service organizations.

Management believes that the Company competes with other multi-vendor service organizations based on coverage, technical competence, customer satisfaction, responsiveness, total service offering, and the effectiveness of maintenance and support services and the price at which such services are offered. In addition, the Company believes that its independence and its ability to provide a full range of services gives it a competitive advantage over pure maintenance companies and allows it to compete with other large national service companies.

SPARE PARTS

The Company maintains an on-hand supply of spare parts to be utilized as replacement parts in servicing its customers. As is the practice in the service industry, a significant quantity of parts is required in order to facilitate prompt repair service. Spare parts are obtained from manufacturers or other reliable sources with which the Company has maintenance and spare parts agreements. Spare parts also are obtained pursuant to purchase contracts with vendors and are obtained through open market purchases. In 1995, the Company plans to outsource this business. As a result of this plan, the Company has commenced negotiations to sell the majority of its field support spares to various third parties. Based on estimates received by a prospective buyer, field support spares have been written down by $17.3 million to their estimated realizable value of $2.6 million. It is expected that the sale of the field support spares will occur in 1995.

EMPLOYEES

At July 31, 1994, the Company had 726 employees. With the exception of four employees with the Company's Canadian subsidiary, Intelogic Trace Canada ("I T Canada"), all remaining employees of the Company are not covered by any collective bargaining agreements and the Company has never experienced a strike or work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at Turtle Creek Tower I, San Antonio, Texas. The Company leases its executive offices and other office and warehouse facilities throughout the United States.

                                     8
ITEM 3. LEGAL PROCEEDINGS

The Company filed a Voluntary Petition on August 5, 1994, under Chapter 11 of the United States Bankruptcy Court. The Company, as debtor-in-possession, continues to operate and manage its affairs. A Disclosure Statement to the Plan of Reorganization of the Company has been approved by the Court, and is an exhibit to this filing. A Confirmation Hearing for the Company's proposed Plan has been set for November 22, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Two shareholders of the Company have filed lawsuits against the Company and its Board of Directors demanding that the Company seek damages from its Board of Directors with respect to the Company's 1990 purchases of the stock of the Company and Datapoint. A committee of the Board of Directors was appointed to consider the demands raised in each case. The committee retained independent counsel to review the matters raised in the lawsuits and determined that it was not in the best interest of either the Company or its shareholders to accept either demand and, accordingly, instructed counsel to seek the dismissal of both lawsuits. In January 1992, a motion for summary judgment on behalf of the Company and the Board of Directors was denied in the lawsuit pending in the New York State Court and is currently on appeal. A similar motion, involving only the Company's purchase of its own stock, was denied, with leave to renew after the appeal in the New York State Court action is decided. The second case is pending in the United States District Court for the Southern District of New York. This action charged a violation of the proxy laws and breach of fiduciary duties with respect to several actions by the Board, including the purchase of the Company's own stock. In June 1993, another shareholder commenced a derivative action against certain members of the Company's Board of Directors and Datapoint. Because this latest action is substantially similar to one of the previously filed suits, the plaintiffs in the latest action have filed a motion to dismiss their complaint without prejudice.

On May 13, 1994, the Company announced that although it and the Board of Directors expressly disclaim and deny any liability or wrongdoing with respect to the allegations, a settlement had been reached in order to avoid the additional expense, burden, inconvenience and distraction of continued litigation. Pursuant to the settlement agreement, which is subject to Bankruptcy and District Court approval, the Company will receive $2.4 million less attorney's fees and expenses (not to exceed $800,000) awarded by the Court. In addition, the Company has agreed to form a committee of the Board to address and approve certain matters relating to the Company's current and prospective investments. The cash portion of the settlement is fully covered by the Company's director and officer liability insurance but may be offset in whole or in part by future director and officer liability insurance premium increases. The Honorable Leonard B. Sand, United States District Judge for the Southern District of New York, has held a hearing concerning the fairness of the proposed settlement. However, no opinion has yet been issued. Judge Sand has referred the case to the Court for further adjudication consistent with bankruptcy law. Due to the current uncertainty as to any recovery the Company has not recorded any receivable.

On October 4, 1994, certain Debentureholders filed an adversary proceeding in the Court against the Company alleging securities law violations and certain other common law causes of action. The litigation relates to the Company's purchases of securities, including Datapoint Stock and related actions. The plaintiffs in the adversary proceeding seek monetary damages, attorney's fees, and costs of suit. Any allowed claims against the Company may be subordinated to the claims of secured and unsecured creditors.

                                     9

The Internal Revenue Service ("IRS") has issued assessment letters relating to the consolidated federal income tax returns of the Company for the years 1986 through 1992. The IRS letters propose assessments totaling $31.0 million in additional taxes plus interest. The assessment primarily involves the industry-wide issue of the appropriate method for cost recovery of spare parts. A recent case on the same issue was decided in the taxpayer's favor by the United States Tax Court, but is being appealed by the IRS. If the decision was followed by courts with jurisdiction over the Company, the remaining proposed assessment would be approximately $2.5 million in additional taxes plus interest. The Company strongly disagrees with the proposed adjustments and has filed a protest, appealing each of the adjustments in the IRS report. During 1994, the Company negotiated a settlement with the IRS and on October 3, 1994 the IRS appeals officer provided the Company a settlement document indicating a refund of approximately $1.0 million net of interest costs. The IRS settlement document is subject to approval by the Joint Committee of Congress and therefore, the ultimate outcome cannot presently be determined. No receivable has been recorded for any possible refund.

The Company is a party to various legal proceedings in the ordinary course of business. The Company believes, based upon the advice of legal counsel responsible for the review of such matters, that there is no proceeding either threatened or pending against the Company that could result in a materially adverse effect on the business or the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.
                                     10

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

The Company's common stock is traded on the composite tape on the New York
Stock Exchange under the symbol IT.  The following table sets forth the high and low sales prices on the composite tape for the New York Stock
Exchange for the periods indicated.
                                                          HIGH            LOW
                                                         -------        --------
August 1, 1994  - October 17, 1994 ...............       $ 11/16        $    1/4

FISCAL QUARTER ENDED
     1994

October 31, 1993 .................................         2 7/8           1 7/8
January 31, 1994 .................................         4 1/8           2 7/8
April 30, 1994 ...................................         3 5/8           1 1/2
July 31, 1994 ....................................         1 1/2            7/16

   1993

October 31, 1992 .................................           3/4             1/2
January 31, 1993 .................................         1 1/8             3/8
April 30, 1993 ...................................         1 1/8           11/16
July 31, 1993 ....................................         2 3/8           13/16

As of October 17, 1994, there were 3,425 holders of record of the Company's common stock.

The Company has not paid cash dividends to date and has no present intention to pay cash dividends on its common stock in the future. Restrictive provisions of the 11.99% Subordinated Debentures due 1996 limit the payment of cash dividends and other distributions on capital stock, as well as the acquisition or retirement, by the Company, of its capital stock.

As a condition precedent to consummation of the Plan, the Company will be required to enter into a Registration Rights Agreement (the "Registration Rights Agreement") with certain principal holders of Debentures (the "Principal Holders") on or prior to the Effective Date of the Plan. Under the Registration Rights Agreement, the Company will be required, among other things, to cause to be filed with the Securities and Exchange Commission within thirty days of the Effective Date a registration statement covering the shares of stock issued to Principal Holders in connection with the Plan, with respect to the resale of such securities by the Principal Holders from time to time.

ITEM 6.   SELECTED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  FISCAL YEAR
                                                        -----------------------------------------------------------------------
                                                            1994          1993           1992          1991           1990
                                                        -----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total Revenue ....................................      $ 72,555       $ 88,172       $ 103,647       $ 105,500       $ 107,726
Earnings (Loss) from Operations ..................       (27,278)         4,031          (6,568)         (7,083)          3,038
Loss from Continuing Operations ..................       (34,388)        (3,431)        (15,658)        (13,108)        (26,962)
Earnings (Loss) from
   Discontinued Operations .......................           505           --            (1,622)         (5,452)           (132)
Extraordinary Items ..............................          --            2,547<F1>         416<F2>       5,246<F3>       7,396<F4>
Net Loss .........................................       (33,883)          (884)        (16,864)        (13,314)        (19,698)
Net Loss Less Preferred
   Stock Dividends ...............................       (34,671)        (1,528)        (17,409)        (13,668)        (19,698)
Loss per Share:
     Continuing operations .......................         (2.85)          (.34)          (1.36)          (1.13)          (2.14)
     Net loss less preferred stock dividends .....         (2.81)          (.13)          (1.46)          (1.15)          (1.56)

BALANCE SHEET DATA:
Total Assets .....................................      $ 15,569       $ 44,461       $  58,744       $  74,039       $  86,774
Long-Term Debt ...................................          --<F5>       49,924          56,930          56,930          63,356
Redeemable Preferred Stock .......................         4,691          3,903           3,259           2,714            --
Shareholders' Deficit ............................       (73,529)       (39,249)        (35,335)        (17,973)         (4,359)

<F1>    Gains from the repurchase of $7.0 million of the Company's 11.99%
        Subordinated Debentures at a discount. See Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this filing.

<F2>    The Company's pro-rata share of Datapoint Corporation's
        extraordinary gains for 1992. See Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this filing.

<F3>    Gains from the repurchase of $6.4 million of the Company's 11.99%
        Subordinated Debentures at a discount and the Company's share of Datapoint Corporation's extraordinary gains for 1991. See Notes 4 and 8 of the Notes to Consolidated Financial Statements included elsewhere in this filing.

<F4>    Gains from the repurchase of $21.6 million of the Company's 11.99%
        Subordinated Debentures at a discount and the Company's share of Datapoint Corporation's extraordinary items for 1990. See Notes 4 and 8 of the Notes to Consolidated Financial Statements included elsewhere in this filing.

<F5>    $49.9 million of 11.99% Subordinated Debentures has been classified as liabilities subject to compromise at July 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (YEARS REFERRED TO ARE FISCAL YEARS)

OVERVIEW

During Spring 1994, the Company experienced an increased reliance on borrowed funds to satisfy working capital requirements, principally as a result of continued erosion in operating performance. The Company engaged Buccino to review cash flows, financial needs, liquidity concerns, and provide recommendations to establish both immediate and long-term improvements in cash flow, profitability, asset management, and capital structure. Liquidity pressures continued to increase and the Company determined that the aggregate borrowing availability under its revolving credit agreement would not be sufficient to meet the Company's obligations on a current basis. The Company's liquidity shortfall was compounded by the semi-annual interest payment due July 15, 1994, of $3.0 million on the $49.9 million in principal amount of Debentures. In addition to ongoing discussions with its lender, during late June and early July 1994, the Company held discussions with the Principal Debentureholders regarding a potential restructuring of that obligation. On July 15, 1994, the Company filed a Current Report on Form 8-K disclosing that it was negotiating with its Principal Debentureholders and that it would not make the interest payment on the Debentures. On July 21, 1994, the Indenture Trustee for the Debentures issued its Notice of Default and Notice of Conditional Holders' Meeting. Pursuant to the terms of the Indenture, a failure to make the semi-annual interest payment within the thirty-day grace period allowed by the Indenture would cause an Event of Default to have occurred. A meeting of the holders of Debentures was scheduled for August 23, 1994, to discuss the situation. In the interim, discussions continued with both the Principal Debentureholders and Foothill Capital Corporation ("Foothill"), the Company's primary lender. Due to increasing pressures on available capital, including but not limited to the non-payment of a $750,000 promissory note to the Company and potential terminations of certain leases, licenses, and contracts due to financial defaults, the Board of Directors reached the conclusion that the protection of the Bankruptcy Code was necessary in order to consummate the restructuring of the Debenture obligations and the revolving financing facility.

Accordingly, on August 5, 1994, the Company initiated a Chapter 11 Case under the Bankruptcy Code. Since the commencement of the Chapter 11 Case, the Company has continued to conduct business in the ordinary course under the protection of the Bankruptcy Code. The Company's financial condition and results of operations will be affected by the ultimate terms of any reorganization plan. A Disclosure Statement to the proposed Plan has been approved by the Court. The case is pending as Cause No. 94-52172C in the United States Bankruptcy Court for the Western District of Texas. The Disclosure Statement, as modified and amended, describes the Plan proposed by the Company after negotiations with creditors. The Plan has been submitted to a vote of creditors, security holders and parties in interest, and a hearing on confirmation of the Plan has been scheduled by the Court for November 22, 1994. If confirmed, the Plan would, among other things, cause the following to occur on the Effective Date: (1) administrative and tax claims would be paid in full; (2) a new series of preferred stock would be issued to holders of unsecured claims; (3) a four-for-one reverse split of the common stock would be consummated, with existing common shareholders retaining approximately 25% of the Company's common stock outstanding after the Effective Date, and holders of unsecured claims receiving 75% of the shares of common stock outstanding after the Effective Date.

Because of uncertainty regarding the outcome of the Chapter 11 Bankruptcy Case and the effect of any bankruptcy reorganization plan on the interests of the Company's creditors and securityholders, the ultimate impact of the Chapter 11 Bankruptcy Case on the Company's results of operations and financial position cannot presently be determined. The Company is also unable to predict the value, if any, to be realized by securityholders in a bankruptcy case whether or not a successful reorganization is achieved.
For this reason, any investment in the Company's common stock should be considered speculative.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, such continuity of operations and realization of assets and liquidation of liabilities are subject to uncertainty. Further, the Plan will materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Plan. The appropriateness of using the going concern basis is dependent upon, among other things, the confirmation of the Plan, the ability to comply with debtor-in-possession financing agreements, generation of sufficient cash from operations and financing sources to meet obligations, and achievement of satisfactory levels of future operating profit.

DEBTOR-IN-POSSESSION FINANCING

On September 16, 1994, the Court entered an order approving a debtor-in-possession credit agreement (the "DIP Facility"). The DIP Facility consists of an extension and modification of the previously existing credit agreement with Foothill, the terms of which are described in Note 8 to the consolidated financial statements. Borrowings under the DIP Facility bear interest at the prime rate plus 4.5 percent, are payable monthly in arrears, and are secured by a lien on substantially all of the assets of the Company. Under the terms of the DIP Facility, the Company is not authorized to use the collateral (i) upon an event of non-compliance with the Bankruptcy Court order approving the DIP Facility, (ii) after December 31, 1994, unless extended by mutual agreement of the Company and Foothill, or (iii) after entry of an order by the Court confirming a plan of reorganization of the Company.

In September, the Company determined that it would require $1.3 million post-petition credit in addition to the DIP Facility to provide additional working capital for continued operations. Under approval of the Court, the Company obtained this additional credit from Fidelity Capital and Income Fund ("Fidelity"), a Principal Debentureholder, at an annual interest rate of 15% and pursuant to the terms and conditions as further described under
Item 13 of this Report.

Although no assurance can be made, management believes the Company can generate sufficient cash from operations and from existing financing sources to meet its obligations on a current basis during the pendency of the Case.

EXIT FINANCING

The Company is engaging in various negotiations to obtain an Exit Financing Facility in order to provide for expected post-confirmation working capital needs. Management anticipates that the

Exit Financing Facility would consist primarily of a $7.0 million revolving loan primarily secured by senior liens on inventory, receivables, and equipment. The Company has engaged in discussions with financial institutions other than Foothill and Fidelity regarding the provision of an Exit Financing Facility and have not received favorable indications of interest from such institutions. As a result, management has determined to pursue a commitment from, and has commenced negotiations with Foothill and Fidelity for an Exit Financing Facility. The terms of the Plan require the Company to secure a firm commitment for a post-confirmation revolving financing facility acceptable to the holders of a majority in principal amount of the Debentures. Although management believes that the Company can obtain a satisfactory exit financing facility, no assurance can be made that an appropriate exit financing facility will be obtained.

CONFIRMATION OF THE PLAN OF REORGANIZATION

There can be no assurance that the Plan will be confirmed. If the Plan is not confirmed, the Company or any other party-in-interest could attempt to formulate a different plan. Such a plan might involve a reorganization or an orderly liquidation of the Company's assets. As substantially all of the material assets of the Company are subject to liens of the Company's debtor-in-possession lender, management believes a liquidation would result in little, if any, distribution to Company shareholders. Further, if the Plan is consummated after December 31, 1994, the Company would be required to utilize its tax attributes, principally its net operating losses, to offset the cancellations of debt income, due to changes in U.S. tax law effective December 31, 1994 that repeal the stock-for-debt exception relied upon by the Company for the issuance of common stock under the Plan.

REORGANIZATION ACCOUNTING ISSUES

In November 1990, the American Institute of Certified Public Accountants issued SOP 90-7. Pursuant to the guidance provide by SOP 90-7, the Company will adopt "fresh start" reporting as of the Effective Date. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identifiable intangible assets of the emerging entity, such amounts are to be reported as "reorganization value in excess of amounts allocable to identifiable intangible assets" and amortized over a period of years, generally substantially less than forty years. As a result of adopting "fresh start" reporting upon emerging from Chapter 11 status, the Company's consolidated financial statements will not be comparable with those prepared before the Plan is confirmed, including the historical consolidated financial statements included herein.

In addition to "fresh start" reporting, SOP 90-7 provides guidance for financial reporting by entities that have filed petition with the Court and expect to reorganize under Chapter 11. The Company followed these guidelines in the accompanying July 31, 1994 consolidated financial statements. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under the Plan, if accepted by the parties and confirmed by the Court, those claims will be settled at amounts substantially less than their allowed amounts.

As of July 31, 1994, prepetition liabilities subject to compromise consist of the following (in thousands):

11.99% Subordinated Debentures due 1996 .......................        $49,924
Accounts payable ..............................................          6,521
Accrued interest payable ......................................          3,242
Contribution payable to pension plan ..........................          2,417
Other liabilities .............................................            148
                                                                       -------
                                                                       $62,252
                                                                       =======

The Plan also provides that the $10 Redeemable Preferred Stock issued by the Company, all of which is owned by Datapoint, will be canceled and no distributions will be made on account of this stock. The $10 Redeemable Preferred Stock has been returned to the Company and the common stock in the trust has been distributed to the Company (300,000 shares) and Datapoint (2.4 million shares).

RESULTS OF OPERATIONS

1994 VS. 1993

Net loss increased from $884,000 in 1993 to $33.9 million in 1994. This net loss increase of $33.0 million was due primarily to a decline in revenues of $15.6 million and an increase in reorganization and restructuring charges of $17.5 million.

REVENUE

Total revenue for 1994 declined $15.6 million (17.7%) primarily due to cancellations of service contracts of $28.2 million outpacing new sales of $18.0 million. Additionally, $5.4 million was due to a decline in revenue from servicing Datapoint-manufactured products. This was due primarily to the continued decline of the Datapoint customer base.

Management believes that the decline in revenue during 1994 is attributable to a variety of factors including the price of service offerings, new product warranty offerings and an increased level of competition in the market for service-related products. These factors are expected to continue into 1995 and as a result, revenues are expected to continue to decline during 1995.

COST OF REVENUE

Total cost of revenue decreased $2.3 million in 1994 compared to 1993; however, the revenue decline outpaced efforts to reduce expenses.

OPERATING EXPENSES

Operating expenses increased $18.0 million due primarily to the reorganization and restructuring charges incurred in the writedown of field support spares. During 1994, the Company began negotiations to sell the majority of its field support spares to various third parties. Based on estimates received by a prospective buyer, field support spares have been written down by $17.3 million to their estimated fair market value. Management expects that the sale of the field support spares will occur in 1995.

At the beginning of June 1994, the Company began implementing cost reduction programs designed to reduce fixed and variable expenses, including:

     *  Restructure and reduce staff.

     * Arrange for the sale of field support spare parts inventories, repair operations, and the logistics function to generate annual expense savings and eliminate the majority of the Company's depreciation expense.

     * Terminate and renegotiate facilities leases to generate additional expense reductions.

Management expects to begin realizing the benefits of these cost savings in fiscal year 1995.

INTEREST EXPENSE

Interest expense increased $234,000 in 1994 compared to 1993 due to the increase in the average borrowings under the Company's credit line. The Company expects interest expense to decline during 1995 assuming the proposed Plan is confirmed by the Court.

FEDERAL AND STATE INCOME TAX BENEFIT

The tax benefit of $1.2 million was the result of the change in the valuation allowance associated with the tax refunds previously received.

1993 VS. 1992

At the beginning of 1993, the Company instituted an across-the-board salary reduction averaging 6%. This reduction reduced expenses for the year by $4.0 million. Overall, costs and expenses declined $26.1 million when compared to 1992.

In October 1992, the Company moved to a new decentralized organization, with responsibility for profitability and service satisfaction closer to the customer. This geographic "business unit" structure combines service and sales into one organization reporting to a General Manager.

REVENUE

Total revenue for 1993 of $88.2 million decreased $15.5 million (14.9%) from 1992 primarily due to expirations and cancellations of service contracts throughout the year exceeding new business generated during the period, resulting in lower service revenue for 1993. New business additions were below prior year levels due to a smaller yet more productive sales force combined with a move away from marginal sales opportunities. Revenue from servicing Datapoint products declined by $8.7 million representing 56.1% of the total revenue decline. Canadian revenue decreased from $4.5 million in 1992 to $3.3 million in 1993 representing 7.5% of the total revenue decline.

COST OF REVENUE

Cost of revenue decreased $17.3 million (20.8%) from 1992 to 1993. Reductions in salaries and wages related to cost of service totaled $9.1 million representing 53.0% of this decline. Reductions in board repair expense and material and freight totaled $1.5 million or 8.7% of the total decrease.  Canadian cost of service declined by $1.8 million.

GROSS PROFIT

Despite the above mentioned revenue decline, gross profit of $22.4 million (25.4%) increased by $1.8 million from the previous year which reported gross profit of $20.6 million (19.8%). The Company benefited from reductions in personnel expense, board repair, and material and freight.

OPERATING EXPENSES

Selling, General & Administrative ("SG&A") expenses of $17.9 million for 1993 decreased $6.8 million (27.6%) from 1992. Further reductions of management layers and across-the-board wage reductions enacted at the start of the current fiscal year contributed $3.7 million of this improvement.

The cost of streamlining the Logistics and SG&A functions are shown in other operating expenses for 1993 and 1992. These charges of $457,000 and $2.4 million, respectively, primarily represent severance and facility closing costs. Canadian operating expenses declined by $1.4 million (56%) from 1992.

INTEREST EXPENSE

Interest expense decreased $251,000 in 1993 as compared to 1992. During the year, the Company repurchased $7.0 million face value of its outstanding Debentures for $4.4 million, recognizing extraordinary gains of $2.5 million. Short-term borrowings under the Foothill credit line carried an interest rate of prime plus 3 7/8% and averaged $5.9 million in 1993 compared to an average balance of $528,000 in 1992. The balance at July 31, 1993, of $4.4 million, however, was down $2.5 million from year-end 1992.

EQUITY IN INCOME (LOSS) OF AFFILIATE

As of July 31, 1993 and 1992, the Company's investment in Datapoint had zero carrying value. Note 3 to the Company's consolidated financial statements provides a complete discussion of this investment.

FEDERAL AND STATE INCOME TAXES

During the second quarter of 1992, the Company ceased recording income tax benefits on losses because realization of further tax benefits is contingent upon income in future periods.

DISCONTINUED OPERATIONS

The results of the Company's hardware sales and leasing and application software sales businesses, for all periods presented, have been shown separately because of the sale of substantially all of the assets of those operations effective July 1992.

In 1992 the Company reflected a loss of $1.6 million from discontinued operations related to the sale of substantially all of the assets of those businesses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      PAGE NO.
                                                                                      ----
Report of Independent Auditors ......................................................   21

Consolidated Statements of Financial Position at July 31, 1994 and 1993 .............   22

Consolidated Statements of Operations for each of the Years Ended
   July 31, 1994, 1993 and 1992 .....................................................   23

Consolidated Statements of Cash Flows for each of the
   Years Ended July 31, 1994, 1993 and 1992 .........................................   24

Consolidated Statements of Shareholders' Deficit for each of the
   Years Ended July 31, 1994, 1993, and 1992 ........................................   25

Notes to Consolidated Financial Statements ..........................................   26

Schedule V - Leasehold Improvements and Equipment and Field Support
   Spares for each of the Years Ended July 31, 1994, 1993 and 1992 ..................   68

Schedule VI - Accumulated Depreciation of Leasehold Improvements
   and Equipment and Field Support Spares for each of the Years
   Ended July 31, 1994, 1993 and 1992 ...............................................   69

Schedule VIII - Valuation and Qualifying Accounts and Reserves
   for each of the Years Ended July 31, 1994, 1993 and 1992 .........................   70

Schedule IX - Short Term Borrowings for each of the Years
   Ended July 31, 1994, 1993 and 1992 ...............................................   71

Schedule X - Supplementary Income Statement Information for each
   of the Years Ended July 31, 1994, 1993 and 1992 ..................................   72

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Intelogic Trace, Inc.

We have audited the accompanying consolidated statements of financial position of Intelogic Trace, Inc. as of July 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' deficit for each of the three years in the period ended July 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelogic Trace, Inc. at July 31, 1994 and 1993 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Intelogic Trace, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements on August 5, 1994, Intelogic Trace, Inc. has filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. This event and circumstances relating to this event, including the Company's losses, accumulated deficit and leveraged capital structure, raise substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern and realization of its assets and liquidation of its liabilities are dependent upon, among other things, the confirmation of a plan of reorganization and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its obligations. As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the confirmation of a plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. If no reorganization plan is approved, it is possible that the Company's assets could be liquidated.
The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 16 to the consolidated financial statements, the Internal Revenue Service issued assessments for additional taxes for the years 1986 through 1992 which the Company disagreed with, and accordingly, filed a protest appealing each assessment. During 1994, the Company negotiated a settlement with the Internal Revenue Service indicating a refund of approximately $1 million. The settlement is subject to approval by the Joint Committee of Congress and, therefore, the ultimate outcome cannot presently be determined. Accordingly, no amounts have been recorded in the consolidated financial statements for any outcome that may result from these assessments and settlement negotiations.

                                                ERNST & YOUNG LLP

San Antonio, Texas
October 14, 1994, except for Note 2,
Paragraph 8 as to which the date is
November 9, 1994

                           INTELOGIC TRACE, INC.
                           (DEBTOR-IN-POSSESSION)
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     (In thousands, except share data)

                                                                                                                  JULY 31,
                                                                                                        ---------------------------
ASSETS                                                                                                    1994               1993
                                                                                                        --------           --------
Current Assets
    Cash and temporary investments ...........................................................          $    605           $  1,626
    Marketable securities, net of valuation allowance of
       $2,693 in 1994 and 1993 ...............................................................              --                 --
    Accounts receivable, net of valuation allowance of
       $2,880 in 1994 and $3,342 in 1993 .....................................................             7,192              8,728
    Net assets of discontinued operations ....................................................               200                320
    Other current assets .....................................................................             1,624              2,070
                                                                                                        --------           --------
       Total Current Assets ..................................................................             9,621             12,744

Leasehold Improvements and Equipment, net ....................................................             1,213              2,076
Field Support Spares, net ....................................................................             2,625             26,788
Intangible Assets, net of accumulated amortization
    of $4,490 in 1994 and $4,141 in 1993 .....................................................             1,864              2,213
Other Assets .................................................................................               246                640
                                                                                                        --------           --------
       Total Assets ..........................................................................          $ 15,569           $ 44,461
                                                                                                        ========           ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities Not Subject to Compromise
    Accounts payable .........................................................................          $  1,571           $  3,689
    Accrued expenses .........................................................................             2,534              5,900
    Short-term borrowings ....................................................................             7,919              4,377
    Deferred revenue .........................................................................             9,690             12,170
    Other current liabilities ................................................................              --                  254
                                                                                                        --------           --------
       Total Current Liabilities .............................................................            21,714             26,390

Liabilities Subject to Compromise ............................................................            62,252               --
11.99% Subordinated Debentures Due 1996 ......................................................              --               49,924
Deferred Income Taxes and Other Liabilities ..................................................               441              1,632
Deferred Pension Liability ...................................................................              --                1,861
Commitments and Contingencies (Note 14)
$10.00 Redeemable Preferred Stock: 65,000 shares authorized; 46,301 and
    40,571 shares issued and outstanding at  July 31, 1994 and 1993,
    respectively, $100 per share mandatory redemption value ..................................             4,691              3,903
Shareholders' Deficit
    Preferred stock ($.01 par; 20,000,000 shares authorized) .................................              --                 --
    Common stock ($.01 par; 40,000,000 shares authorized;
       19,908,398 shares issued) .............................................................               199                199
    Additional paid-in capital ...............................................................            51,508             55,003
    Retained deficit .........................................................................           (69,695)           (35,024)
    Foreign currency translation adjustment ..................................................                28                 54
    Less common stock in treasury -  at cost (7,240,210 shares in 1994 and
        7,812,495 shares in 1993) ............................................................           (53,152)           (56,919)
    Retirement valuation reserve .............................................................            (2,417)            (2,562)
                                                                                                        --------           --------
       Total Shareholders' Deficit ...........................................................           (73,529)           (39,249)
                                                                                                        --------           --------
          Total Liabilities and Shareholders' Deficit ........................................          $ 15,569           $ 44,461
                                                                                                        ========           ========

See accompanying notes to consolidated financial statements.

                           INTELOGIC TRACE, INC.
                           (DEBTOR-IN-POSSESSION)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                                                              FISCAL YEARS  ENDED  JULY 31,
                                                                                      ---------------------------------------------
                                                                                        1994              1993              1992
                                                                                      --------          --------          ---------
Revenue
     Service ................................................................         $ 71,388          $ 86,727          $ 101,346
     Sales ..................................................................            1,167             1,445              2,301
                                                                                      --------          --------          ---------
          Total Revenue .....................................................           72,555            88,172            103,647
Cost of Revenue
     Service ................................................................           61,215            65,226             81,252
     Sales ..................................................................            2,329               579              1,825
                                                                                      --------          --------          ---------
          Total Cost of Revenue .............................................           63,544            65,805             83,077
                                                                                      --------          --------          ---------
          Gross Profit ......................................................            9,011            22,367             20,570

Operating Expenses
     Selling, general and administrative expenses ...........................           18,659            17,879             24,689
     Restructuring charges:
        Write down of field support spares ..................................           17,253              --                 --
        Other restructuring charges .........................................              377               457              2,449
                                                                                      --------          --------          ---------
          Total Operating Expenses ..........................................           36,289            18,336             27,138
                                                                                      --------          --------          ---------
          Earnings (Loss) From Operations ...................................          (27,278)            4,031             (6,568)

Other Expenses
     Reorganization charges - bankruptcy ....................................              340              --                 --
     Interest expense .......................................................            7,096             6,862              7,113
     Equity in loss of affiliate ............................................             --                --                1,876
     Other, net .............................................................              865               600                256
                                                                                      --------          --------          ---------
          Loss From Continuing Operations
            Before Income Taxes .............................................          (35,579)           (3,431)           (15,813)
Federal and State Income Tax Benefit ........................................            1,191              --                  155
                                                                                      --------          --------          ---------
          Loss From Continuing Operations ...................................          (34,388)           (3,431)           (15,658)
Discontinued Operations
     Loss from operations (net of tax benefits of $33) ......................             --                --                  (63)
     Earnings (Loss) on disposal (net of tax benefits of $1,082
       for 1992) ............................................................              505              --               (1,559)
                                                                                      --------          --------          ---------
          Earnings (Loss) from Discontinued Operations ......................              505              --               (1,622)
                                                                                      --------          --------          ---------
          Loss Before Extraordinary Items ...................................          (33,883)           (3,431)           (17,280)
Extraordinary Items .........................................................             --               2,547                416
                                                                                      --------          --------          ---------
          Net Loss ..........................................................         $(33,883)         $   (884)         $ (16,864)
                                                                                      ========          ========          =========
Net Loss Less Preferred Stock Dividends .....................................         $(34,671)         $ (1,528)         $ (17,409)
                                                                                      ========          ========          =========
Earnings (Loss) per Common Share
     Continuing operations ..................................................         $  (2.85)         $   (.34)         $   (1.36)
     Discontinued operations ................................................              .04              --                 (.14)
     Extraordinary items ....................................................             --                 .21                .04
                                                                                      --------          --------          ---------
         Net Loss Less Preferred Stock Dividends Per Share ..................         $  (2.81)         $   (.13)         $   (1.46)
                                                                                      ========          ========          =========
Weighted Average Common Shares Outstanding ..................................           12,343            11,994             11,939
                                                                                      ========          ========          =========

See accompanying notes to consolidated financial statements.

                           INTELOGIC TRACE, INC.
                           (DEBTOR-IN-POSSESSION)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                                FISCAL YEARS  ENDED  JULY 31,
                                                                                       --------------------------------------------
                                                                                          1994             1993              1992
                                                                                       --------          --------          --------
Operating Activities
  Net loss ...................................................................         $(33,883)         $   (884)         $(16,864)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Loss from discontinued operations .....................................              323              --               1,622
       Depreciation and amortization .........................................           11,543            12,150            15,208
       Provision for doubtful accounts .......................................            1,650               335               912
       Write down of field support spares ....................................           17,253              --                --
       Net loss from investment in affiliate .................................             --                --               1,460
       Extraordinary gain from debenture repurchases .........................             --              (2,547)             --
       Realized loss - securities ............................................             --                --               4,116
       Unrealized gain - securities ..........................................             --                --              (4,059)
       Foreign currency valuation (gains) losses .............................              (26)               67                79
       Deferred income tax benefit ...........................................           (1,191)             --                (537)
       Other .................................................................            2,848             2,489             1,544
  Changes in operating assets and liabilities,
    net of effects of acquisitions:
       Accounts receivable ...................................................             (114)           (1,143)            2,009
       Other current assets ..................................................              446               830               265
       Accounts payable and accrued expenses .................................            4,443            (5,095)           (2,485)
       Deferred revenue ......................................................           (2,480)             (359)             (118)
       Other current liabilities .............................................              283               (33)               90
                                                                                       --------          --------          --------
         Net Cash Provided by Operating Activities ...........................            1,095             5,810             3,242

Investing Activities
  Purchase of field support spares and other fixed assets ....................           (6,078)           (8,482)          (12,860)
  Sale of equity and debt securities .........................................             --                --                 396
  Proceeds from sale of discontinued operations ..............................             --               6,049              --
  Other, net .................................................................              272             1,359             1,292
                                                                                       --------          --------          --------
          Net Cash Used in Investing Activities ..............................           (5,806)           (1,074)          (11,172)

Financing Activities
  Short-term borrowings (repayments) .........................................            3,542            (2,536)            5,644
  Repurchase of subordinated debentures ......................................             --              (4,459)             --
  Other ......................................................................              148              --              (1,072)
                                                                                                         --------          --------
          Net Cash Provided by (Used in) Financing Activities ................            3,690           (6,995)             4,572
                                                                                       --------          --------          --------
Net Decrease in Cash and Temporary Investments ...............................           (1,021)           (2,259)           (3,358)
Cash and Temporary Investments, beginning of year ............................            1,626             3,885             7,243
                                                                                       --------          --------          --------
Cash and Temporary Investments, end of year ..................................         $    605          $  1,626          $  3,885
                                                                                       ========          ========          ========

See accompanying notes to consolidated financial statements.

                           INTELOGIC TRACE, INC.
                           (DEBTOR-IN-POSSESSION)
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                     (In thousands, except share data)

                                                                      FOREIGN                                    NET
                                         ADDITIONAL                  CURRENCY                   RETIREMENT    SHAREHOLDERS'
                              COMMON      PAID-IN        RETAINED   TRANSLATION    TREASURY     VALUATION       EQUITY
                               STOCK      CAPITAL        DEFICIT     ADJUSTMENT     STOCK        RESERVE       (DEFICIT)
                              -------------------------------------------------------------------------------------------

BALANCE JULY 27, 1991           $199      $ 56,592       $(16,087)      $ 54       $(58,731)      $  --         $(17,973)
  Net loss                       --          --           (16,864)        --           --            --          (16,864)
  Preferred dividends            --          --              (545)        --           --            --             (545)
  Matching contribution
     to 401(k) plan              --           (769)          --           --            837          --               68
  Foreign currency
     translation
     adjustment                  --          --              --          (21)          --            --              (21)
                             -------------------------------------------------------------------------------------------
BALANCE JULY 31, 1992            199        55,823        (33,496)        33        (57,894)         --          (35,335)

  Net loss                       --          --              (884)        --           --            --             (884)
  Preferred dividends            --          --              (644)        --           --            --             (644)
  Matching contribution
     to 401(k) plan              --           (820)          --           --            975          --              155
  Retirement valuation
     reserve                     --          --              --           --           --          (2,562)        (2,562)
  Foreign currency
     translation
     adjustment                  --          --              --           21           --            --               21
                            ---------------------------------------------------------------------------------------------
BALANCE JULY 31, 1993            199        55,003        (35,024)        54        (56,919)       (2,562)       (39,249)

  Net loss                       --          --           (33,883)        --           --            --          (33,883)
  Preferred dividends            --          --              (788)        --           --            --             (788)
  Matching contribution
     to 401(k) plan              --            167            --          --            105          --              272
  Retirement valuation
     reserve                     --          --               --          --           --             145            145
   Stock options exercised       --        (3,662)            --          --          3,662          --             --
  Foreign currency
     translation
     adjustment                  --          --               --         (26)          --            --             (26)
                           --------------------------------------------------------------------------------------------------------
BALANCE JULY 31, 1994          $199      $ 51,508        $(69,695)      $ 28       $(53,152)      $(2,417)     $(73,529)
                           ================================================================================================

See accompanying notes to consolidated financial statements.

                           INTELOGIC TRACE, INC.
                           (DEBTOR-IN-POSSESSION)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Intelogic Trace, Inc. and its wholly owned subsidiaries (the "Company"). Investments in affiliated companies owned 20% or more are accounted for on the equity method. All significant intercompany transactions and balances have been eliminated.

MARKETABLE SECURITIES

Marketable equity securities are stated at the lower of aggregate cost or market and other marketable securities are stated at cost. Net realized gains/losses represent cash received less the cost of the securities sold, which includes commissions and investment management fees, if any. The cost of securities sold is based on the first-in, first-out method.

PROPERTY

Leasehold improvements and equipment are carried at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which are generally as follows:

    Leasehold improvements                                     5  years
    Computer equipment                                     4 - 5  years
    Other machinery, equipment, furniture, and fixtures    3 - 10 years

Repair and maintenance costs are expensed as incurred. Gains or losses on dispositions are included in earnings.

FIELD SUPPORT SPARES

Field support spares are carried at lower of cost or net realizable value and depreciated using the straight-line method over an estimated useful life of 5 years.

Other significant policies used by the Company in accounting for spares are as follows:

    * Repair costs of spares are accrued and expensed when the need for repair is identified.

    * Other costs associated with maintaining spares are expensed when incurred.

INTANGIBLE ASSETS

Intangible assets include the excess of cost over net tangible assets of businesses acquired by purchase. Goodwill arising from these acquisitions is being amortized on a straight-line basis over 40 years. Excess costs associated with the purchase of service contracts are being amortized on a straight-line basis over five years.

REVENUE RECOGNITION

SERVICE REVENUE The majority of the Company's revenues are generated under contractual arrangements. These arrangements are billed in advance on a periodic basis. Contract service revenue is recognized ratably over the contractual period or as services are provided. Amounts billed in excess of amounts recognized are recorded as deferred revenue. Warranty service revenue is recognized ratably over the warranty period beginning in the month shipped. Revenue from services rendered on a "time and materials" basis is recognized in the period the work is performed.

SALES REVENUE Revenue from equipment sales and the related cost of sales are recognized when title to the equipment passes. Component repair revenue and related costs are recognized upon completion of the repair.

EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of shares outstanding during the period, after giving effect for preferred stock dividends. Because operations resulted in a loss, common stock equivalents were not considered in the computation as their effect would be anti-dilutive.

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be temporary investments.

2.  PETITION FOR RELIEF UNDER CHAPTER 11

During Spring 1994, the Company experienced an increased reliance on borrowed funds to satisfy working capital requirements, principally as a result of a continued erosion in operating performance. The Company engaged a company which specializes in consulting with financially troubled businesses to review cash flows, liquidity concerns, and provide recommendations to establish both immediate and long-term improvements in cash flow, profitability, asset management, and capital structure. Liquidity pressures continued to increase and the Company determined that the aggregate borrowing availability under its revolving credit agreement would not be sufficient to meet the Company's obligations on a current basis. The Company's liquidity shortfall was compounded by the semi-annual interest payment due July 15, 1994 of $3.0 million on the $49.9 million in principal amount of 11.99% Subordinated Debentures due 1996 (the "Debentures"). In addition to ongoing discussions with its lender, during late June and early July 1994, the Company held discussions with the holders of a majority in principal amount of Debentures (the "Principal Debentureholders") regarding a potential restructuring of that obligation. On July 15, 1994, the Company filed a Current Report on Form 8-K disclosing that it was negotiating with its Principal Debentureholders and that it would not make the interest payment on the Debentures. On July 21, 1994, the Indenture Trustee for the Debentures issued its notice of default. Pursuant to the terms of the Indenture, a failure to make the semi-annual interest payment within the thirty-day grace period allowed by the Indenture would cause an Event of Default to have occurred. Due principally to increasing pressures on available capital, the nonpayment of a promissory note to the Company and potential terminations of certain leases, licenses, and contracts due to financial defaults, the Company reached the conclusion that the protection of the Bankruptcy Code was necessary in order to consummate the restructuring of the Debentures and the revolving financing agreement.

On August 5, 1994, the Company filed a voluntary petition for reorganization under Chapter 11. As a result of discussions with its Principal Debentureholders, contemporaneously with filing the petition, the Company filed a Plan of Reorganization setting forth the terms of the proposed restructuring. Under Chapter 11, enforcement of certain claims in existence prior to the filing of the petitions are stayed, while the Company continues operations in the ordinary course of business as debtor-in-possession. These claims are reflected in the consolidated financial statements as of July 31, 1994, as "liabilities subject to compromise." Additional claims may arise subsequent to the petition date resulting from the rejection of executory contracts and/or leases and determination of the Court of allowed claims for contingencies and other disputed amounts.

On October 4, 1994, the Court approved the Company's Disclosure Statement. The Disclosure Statement, as modified and amended, describes the Plan proposed by the Company. The Plan has been submitted to a vote of creditors, security holders and parties in interest, and a hearing on confirmation of the Plan has been scheduled by the Court for November 22, 1994. If confirmed, the Plan would, among other things, cause the following to occur on the Effective Date of the Plan: (1) administrative and tax claims would be paid in full; (2) a new series of Preferred Stock would be issued to holders of unsecured claims; (3) a four-for-one reverse split of the common stock would be consummated, with existing common shareholders retaining approximately 25% of the Company's common stock outstanding after the Effective Date, and holders of unsecured claims receiving 75% of the shares of common stock outstanding after the Effective Date.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, such continuity of operations and realization of assets and liquidation of liabilities are subject to uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the Plan will materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Plan. The appropriateness of using the going concern basis is dependent upon, among other things, the confirmation of the Plan, the ability to comply with debtor-in-possession financing agreements, generation of sufficient cash from operations and financing sources to meet obligations, and achievement of satisfactory levels of future operating profit.

In November 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance provide by SOP 90-7, the Company will adopt "fresh start" reporting as of the effective date of the Plan. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identifiable intangible assets of the emerging entity, such amounts are to be reported as "reorganization value in excess of amounts allocable to identifiable intangible assets" and amortized over a period of years, generally substantially less than forty years. As a result of adopting "fresh start" reporting upon emerging from Chapter 11 status, the Company's consolidated financial statements will not be comparable with those prepared before the Plan is confirmed, including the historical consolidated financial statements included herein.

In addition to fresh start reporting, SOP 90-7 provides guidance for financial reporting by entities that have filed petition with the Court and expect to reorganize under Chapter 11. The Company followed these guidelines in the accompanying July 31, 1994 consolidated financial statements. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under the Plan, if accepted by the parties and confirmed by the Court, those claims will be settled at amounts substantially less than their allowed amounts.

As of July 31, 1994, prepetition liabilities subject to compromise consist of the following (in thousands):

         11.99% Subordinated Debentures due 1996          $49,924
         Accounts payable                                   6,521
         Accrued interest payable                           3,242
         Contribution payable to pension plan               2,417
         Other liabilities                                    148
                                                          -------
                                                          $62,252
                                                          =======

The Plan provides that the Company must negotiate a settlement with the Pension Benefit Guaranty Corporation (the "PBGC") on terms acceptable to the holders of a majority of the Debentureholders, provided however, that if no settlement is reached, the allowed unsecured claim shall be treated as an unsecured claim subject to compromise. Subsequent to July 31, 1994, the Company notified the PBGC of its intent to terminate its pension plan effective December 31, 1994. A Bankruptcy Court hearing was held on November 9, 1994, at which the Honorable Leif Clark found that a distress termination of the retirement income plan was appropriate and so ordered.

The Plan also provides that the $10 Redeemable Preferred Stock issued by the Company, all of which is owned by Datapoint, will be canceled and no distributions will be made on account of this stock (see Note 3). The $10 Redeemable Preferred Stock has been returned to the Company and the common stock in the trust has been distributed to the Company (300,000 shares) and Datapoint (2.4 million shares).

The Company has requested approval from the Court to pay or otherwise honor certain of its prepetition obligations, including certain wages, salaries and related benefits of employees, claims for certain limited contributions to an employee benefit plan, and claims up to $900 per creditor arising from the deposit of money for certain services, claims of vendors to contracts under which the Company has posted a bond. The Plan provides that unsecured claims (other than subordinated Debentureholders) of $5,000 or less, which will be entitled to receive the lesser of a payment of cash equal to 50% of such claim or such creditors pro rata share of $650,000. The Company's short-term borrowings under a revolving financing agreement is a secured claim. Under the Plan, the Company is responsible for either renegotiating the revolving financing agreement or finding a lender that will satisfy the creditor's claim.
                                     29

Under the terms of the Plan, each holder of an unsecured claim not specifically classified in another class will receive, after the Effective Date of the Plan, a pro rata share of a new series of preferred stock and new common stock. The new series of preferred stock will consist of 1,133,333 shares, subject to increase based upon unsecured claims other than the Debentureholders in excess of $5 million, and will have an aggregate liquidation preference of at least $17 million. The new common stock will constitute 75% of the total outstanding common stock of the Company after the Effective Date.

The above terms are subject to acceptance by the parties to the Plan and confirmation by the Court; therefore, the ultimate impact of the bankruptcy on the Company's results of operations and financial position cannot presently be determined.

3. ACQUISITIONS

In 1990 the Company acquired all of the outstanding stock of Datapoint Canada, Inc., a wholly owned subsidiary of Datapoint. Datapoint Canada, subsequently renamed I T Canada, sells and services computer hardware throughout Canada, primarily products marketed by Datapoint and Teknekron Infoswitch Corp. The transaction was accounted for as a purchase. The purchase price of $2.8 million consisted of $300,000 in cash and 25,000 shares of Intelogic Trace $10 Redeemable Preferred Stock ("Preferred Stock"). In addition, the Company issued to Datapoint a five-year option ("Option") to repurchase substantially all of the Company's holdings of Datapoint's common and preferred stock.

The Preferred Stock is subject to optional redemption by the Company through November 9, 1994, at $87.50 per share; after November 9, 1994, at $100 per share; and to mandatory redemption on November 9, 1995, at $100 per share. The carrying value of the Preferred Stock has been increased by periodic accretion of the difference between the fair value at issuance and the mandatory redemption value.

The Preferred Stock accumulates dividends annually at a rate of $10 per share if paid in cash or $18 per share if paid in additional shares of Preferred Stock. The Preferred Stock is cumulative and has no voting rights. The Preferred Stock has a liquidation preference of $100 per share plus dividends in arrears to the date of such liquidation. To date, an additional 21,301 shares of Preferred Stock have been issued in payment of dividends.

The Option allows Datapoint to purchase, from the Company, up to 2.7 million shares of Datapoint common stock for $.75 per share and up to 85,000 shares of Datapoint preferred stock for $1.375 per share, payable in cash or by delivery of shares of Preferred Stock if permissible under the terms of the Company's agreements. Datapoint exercised its option on the 85,000 shares of Datapoint preferred stock in 1992. The remaining Datapoint common stock shares subject to the Option will be held in a Grantor Trust until exercised or upon expiration of the Option on November 9, 1995.

Subsequent to July 31, 1994, the Company and Datapoint mutually agreed to a division of the corpus in the Grantor Trust in lieu of the above Option. Pursuant to this agreement, the Company and Datapoint sought Bankruptcy Court approval to have the trustee of the Grantor Trust transfer and distribute 2.4 million shares of Datapoint Common Stock held in the Grantor Trust to Datapoint, and transfer and distribute the remaining 300,000 shares of Datapoint Common Stock to the Company, and to terminate the Option and the Grantor Trust. The Court approved the

                                     30

agreement on September 9, 1994. In connection with the division of the corpus in the Grantor Trust, the $10 Redeemable Preferred Stock will be canceled subsequent to July 31, 1994. The $10 Redeemable Preferred Stock has been returned to the Company and the common stock in the trust has been distributed to the Company (300,000 shares) and Datapoint (2.4 million shares).

    Financial information of I T Canada is summarized as follows:

                                    1994      1993      1992
                                   --------------------------
                                        (In thousands)
       Revenue                    $1,890    $3,668     $5,122
       Loss from operations         (861)     (286)    (2,205)
       Net Loss                   (1,447)     (281)    (1,998)
       Identifiable assets           146     1,950      1,947

I T Canada ceased its operations effective September 30, 1994.

4. INVESTMENT IN AFFILIATE

In 1989, the Company purchased an aggregate of 2,545,600 shares of Datapoint common stock which, combined with shares already owned, increased the Company's holdings to 2,743,385 shares, or approximately 27% of Datapoint's outstanding common stock.

In 1992, Datapoint issued additional shares of common stock and a new class of preferred stock in exchange for its then outstanding preferred stock. The issuance of the additional common stock diluted the Company's holdings to approximately 20% of Datapoint's outstanding common stock.

The Company's share of Datapoint's fiscal 1992 consolidated results were based on 27% of Datapoint's 1992 consolidated net earnings through the third quarter and 20% of Datapoint's results in the fourth quarter. For 1992, the Company's share of Datapoint's losses exceeded its recorded investment, therefore, a loss was recognized in 1992 equal to the beginning of year investment balance of $1.5 million.

The Company's recorded investment balance currently equals zero. The Company's share of Datapoint's future earnings will have to exceed $21.4 million before the Company can again reflect results on this investment. See Note 3 for a description regarding an agreement between the Company and Datapoint which reduced the Company's holdings in Datapoint common stock to 343,385 shares subsequent to July 31, 1994.

                                     31

Financial information for Datapoint as of July 31, 1994, 1993, and August 1, 1992, and for the years then ended is summarized below. Datapoint uses a 52- or 53-week fiscal year ending on the last Saturday in July.

                                                 1994        1993        1992
                                              ---------------------------------
                                                       (In thousands)
Total Revenue ..............................  $ 172,936   $ 208,344   $ 255,243
Gross Profit ...............................     65,565      86,149     101,877
Loss before Extraordinary Items ............    (94,765)    (11,859)    (10,409)
Net Loss ...................................    (93,425)    (11,260)     (8,756)
Net Loss Applicable to Common Stockholders .    (95,209)    (13,044)    (16,357)

Current Assets .............................     79,915      94,169     121,991
Total Assets ...............................    127,434     202,275     248,813
Current Liabilities ........................     98,202      74,759      90,581
Total Liabilities ..........................    178,195     155,254     173,978
Stockholders' Equity (Deficit) .............    (50,761)     47,021      74,835

5. PROPERTY

The Company's property consists of the following:
                                                              1994      1993
                                                            -------------------
                                                               (In thousands)
Leasehold Improvements and Equipment (at cost):
    Leasehold improvements ...............................  $  4,459   $  4,442
    Computer equipment ...................................    19,434     19,498
    Other machinery, equipment, furniture and fixtures ...     6,994      7,429
                                                            --------   --------
                                                              30,887     31,369
Less: Accumulated Depreciation ...........................   (29,674)   (29,293)
                                                            --------   --------
Net Leasehold Improvements and Equipment .................  $  1,213   $  2,076
                                                            ========   ========
Field Support Spares (at cost) ...........................  $ 35,775   $ 63,891
Less: Accumulated Depreciation ...........................   (33,150)   (37,103)
                                                            --------   --------
Net Field Support Spares .................................  $  2,625   $ 26,788
                                                            ========   ========

See Note 12 for a discussion of the Company's intent to sell its field support spares in 1995.

6.   DISCONTINUED OPERATIONS

During 1992, the Company sold substantially all of the assets of its computer hardware sales and leasing and application software businesses. These businesses represented the entire operations of the Systems Group.

The total sales price, including assumed liabilities, was $26.1 million, which, after satisfaction of existing financing related to the lease base, resulted in $8.1 million to be paid to the Company, subject to the transfer of leases under the provision of the sales agreement, as amended. The remainder of the net receivable is due, with interest from the closing date, as leases are confirmed
                                     32

under the provisions of the sales agreement, as amended.

For all periods presented, the operating results of the businesses sold have been shown as discontinued operations. Summary operating results for each of the periods is as follows:

                                            1994    1993       1992
                                            ------------------------
                                                (In thousands)
Revenue                                     $ -     $ -     $ 27,927
Loss before taxes and loss on disposal        -       -          (96)
Net Loss                                      -       -       (1,622)

7. ACCRUED EXPENSES

Accrued expenses include $1.8 million and $3.7 million for salaries and employee benefits at July 31, 1994 and 1993, respectively and $250,000 for accrued interest at July 31, 1993.

8. DEBT

11.99% SUBORDINATED DEBENTURES

On July 29, 1986, the Company issued $100 million of 11.99% Subordinated Debentures due July 15, 1996. Interest is payable January 15 and July 15 of each year. The Debentures are redeemable at the option of the Company at any time, at prices ranging from 102.67% of the principal amount in 1994 to 100% of the principal amount in 1995 and thereafter. Restrictive provisions of the Debentures limit the payment of cash dividends and other distributions on capital stock as well as the acquisition or retirement, by the Company, of its capital stock. On July 15, 1994, the Company failed to make the semi-annual interest payment which constituted a default under terms of the Subordinated Debentures Indenture. As of August 14, 1994, an event of default existed for failure to remedy this default within the 30-day grace period. As a result of the Company's filing on August 5, 1994, of a voluntary petition for reorganization under Chapter 11, the Debentures are classified as "liabilities subject to compromise" at July 31, 1994.

Prior to 1991, the Company purchased $43.1 million face value of the Debentures. During 1993, the Company purchased $7.0 million face value of the Debentures and recognized extraordinary gains, after tax, of $2.5 million. No Debentures were purchased in 1992 or 1994.

SHORT-TERM BORROWINGS

In June 1991 the Company entered into a revolving financing agreement. Loan proceeds may be used to repurchase the Company's outstanding Debentures and up to $9.0 million may be used for general corporate purposes. Under an amendment to the agreement, the Company's borrowings under this facility are limited to the lesser of: (1) fifteen percent of annualized service maintenance revenue, (2) cash collections for the prior 50-day period, or (3) an amount equal to the sum of 70% of eligible accounts receivable plus 20% of eligible net field support spares or $2.0 million, whichever is less. Borrowings are secured by the Company's accounts receivable, field support spares, leasehold improvements and equipment. Outstanding borrowings accrue interest at 4 1/2 percentage points above the prime rate. The Company is required to pay a commitment fee of 1/2 of 1 percent per annum on the average daily unborrowed amounts. In
                                     33

addition, the Company is required to pay an annual commitment fee equal to 3/8 of 1 percent of the committed amount and a fee of 11/2% of the face value of all Debentures repurchased by the Company during the term of the financing agreement, with a minimum fee of $150,000. The agreement expires December 31, 1995, at which time all outstanding borrowings are due. The agreement contains restrictive covenants which, among other things, require the Company to maintain certain financial ratios. At July 31, 1994, the Company is not in compliance with the financial covenants of the revolving financing agreement. At July 31, 1994 and 1993, $7.9 million and $4.4 million, respectively, were outstanding under this agreement.

Subsequent to July 31, 1994, the Company consummated a loan agreement with Fidelity, its Principal Debentureholder. Pursuant to this agreement, the Company received an additional $1.3 million in working capital in order to satisfy certain loan covenants of the revolving financing agreement. The Principal Debentureholder received a junior lien on all of the Company's assets subject to the revolving financing agreement. The Principal Debentureholder also received a senior lien on the Company's field support spares, the Company's potential refund from the IRS; the 300,000 shares of Datapoint Common Stock to be distributed to the Company under the arrangement with Datapoint described in Note 3; and certain marketable securities held by the Company with priority over the liens of the revolving financing agreement. The Company has agreed to sell its Datapoint Common Stock and such marketable securities and remit all proceeds of such sales to the Debentureholder.

Interest paid was $3.5 million, $6.7 million, and $6.8 million for the years ended July 31, 1994, 1993, and 1992, respectively.

9. INCOME TAXES

Effective August 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement No. 109, the Company has elected not to restate the consolidated financial statements of any prior years. The effect of the change on pretax income from continuing operations for the years ended July 31, 1994 and 1993 was not material.

                                     34

Significant components of the Company's deferred tax assets and liabilities as of July 31, 1994 are as follows:

DEFERRED TAX ASSETS:

    Field Support Spares Obsolescence ...........................      $  4,883
    Bad Debt Reserve ............................................           255
    Accrued Expenses ............................................           390
    Equity in Subsidiary Loss Carryforwards .....................         5,791
    Loss on Marketable Securities ...............................           601
    Net Operating Loss ..........................................        10,200
    Miscellaneous ...............................................           341
                                                                       --------
         Total Deferred Tax Assets ..............................        22,461
         Valuation Allowance for Deferred Tax Assets ............       (18,710)
                                                                       --------
         Net Deferred Tax Assets ................................         3,751

DEFERRED TAX LIABILITIES:

    Depreciation ................................................         3,580
    Deferred State Income Tax Liability .........................           287
    Miscellaneous ...............................................           325
                                                                       --------
         Total Deferred Tax Liabilities .........................         4,192
                                                                       --------
         Net Deferred Tax Liabilities ...........................      $    441
                                                                       ========

Income tax benefits from continuing operations were composed of the following:

                                                 LIABILITY   DEFERRED   DEFERRED
                                                  METHOD      METHOD     METHOD
                                                   1994        1993       1992
                                                   ----------------------------
Current: .....................................     $   -      $   -      $ -
Federal ......................................         -          -        -
   State .....................................         -          -        -
                                                   ----------------------------
       Total Current .........................         -          -        -
                                                   ============================
Deferred:
   Federal ...................................      (1,191)       -        -
   State .....................................         --         -       (155)
       Total Deferred ........................      (1,191)       -       (155)
                                                   ============================
       Total Income Tax Benefit ..............     $(1,191)   $   -      $(155)
                                                   ============================
                                     35

The differences between the actual benefit from continuing operations in the financial statements and the expected benefit computed at the United States federal statutory tax rate of 35% are as follows:

                                                 1994         1993        1992
                                               ---------------------------------
Expected Tax Benefit ......................    $(12,017)    $(1,166)    $(5,376)
Capital Loss Carryforward .................        -            (41)       -
Financial Reporting Loss Carryforward .....        -          1,207       5,126
Change in Valuation Allowance .............      10,734        -           -
Other .....................................          92        -             95
                                               ---------------------------------
     Total Income Tax Benefit .............    $ (1,191)    $     0     $  (155)
                                               =================================

The tax benefit of $1.2 million in 1994 was the result of the change in the valuation allowance associated with tax refunds previously received.

At July 31, 1994, the Company had a net operating loss carryforward of $29.0 million for U.S. income tax purposes that expires in years 2005 through 2009. At June 30, 1994, I T Canada had a net operating loss carryforward for Canadian tax purposes of approximately $7 million expiring in various amounts beginning in 1996. For financial reporting purposes, a valuation allowance of $18.7 million has been recognized to offset the deferred tax asset principally related to the carryforwards and the field support spares.

Based on the discussions in Note 2 relating to the bankruptcy filing, if the Court accepts the plan of reorganization, the net operating loss carryforward may be reduced as a result of possible income tax positions that will be available to the Company in 1995. Any future benefits realized from preconfirmation net operation loss carryforwards will first reduce any reorganization value in excess of amounts allocable to identifiable intangible assets and other intangible assets until exhausted and thereafter be reported as a direct addition to additional paid-in capital.

10. CAPITAL STOCK AND STOCK OPTION PLANS

In addition to the common and redeemable preferred stock disclosed in the Consolidated Statements of Financial Position, the Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share. No such preferred shares were outstanding on July 31, 1994 or 1993.

Under the terms of two approved stock option plans, an aggregate of 798,034 shares of the Company's common stock are reserved and available for issuance under such plans as described below:

* Employee stock option plan - Employees may be granted options to purchase common stock and related stock appreciation rights. Under the terms of this plan, options may be granted at no less than 75% of the fair market value of the shares on the date of the grant, and expire no later than ten years and one day after the date of the grant. The Board of Directors may grant options exercisable in full or in installments, and will determine the date after which the options may be exercised in whole or in part.

* Director stock option plan - Members of the Board of Directors may be granted options to purchase common stock at the fair market value at the date of grant. The options may be

                                     36

    exercised at any time after the date of grant and will expire ten years and one day from the date of grant. Each current Director has received, and each newly elected Director, at the time of election, will be entitled to receive, an option for 25,000 shares. The outstanding options granted to current Directors elected prior to 1987 have been increased to reflect the 10% common stock dividend paid in June 1986.

The changes in the number of common shares under option for the years 1994 and 1993 are summarized as follows:
                                                                    NUMBER
DESCRIPTION                                    PRICE PER SHARE     OF SHARES
- - -----------                                   -------------------------------
OUTSTANDING AT JULY 31, 1992  . . . . . .     $ .53 to $ 15.05     1,874,288
Granted . . . . . . . . . . . . . . . . .     $ .37 to $  2.37     1,708,059
Canceled  . . . . . . . . . . . . . . . .     $ .42 to $ 14.03    (1,113,836)
Exercised . . . . . . . . . . . . . . . .     $ .42 to $  1.06       (27,333)
                                                                   ---------
OUTSTANDING AT JULY 31, 1993  . . . . . .     $ .37 to $ 15.06     2,441,178

Granted . . . . . . . . . . . . . . . . .     $ .55 to $  3.94     1,928,707
Canceled  . . . . . . . . . . . . . . . .     $ .42 to $ 13.98      (863,974)
Exercised . . . . . . . . . . . . . . . .     $ .42 to $  3.38      (398,333)
                                                                   ---------
OUTSTANDING AT JULY 31, 1994  . . . . . .     $ .37 to $ 15.06     3,107,578
                                                                   =========
EXERCISABLE AT JULY 31, 1994. . . . . . .     $ .37 to $ 15.06     1,162,402
                                                                   =========
AVAILABLE FOR GRANT AT JULY 31, 1994  . .                            798,034
                                                                   =========

All common shares under option which are beneficially owned by one of the Company's Directors and member of the Office of the President will be canceled as of the effective date of the Plan.

The Company established an Employee Stock Purchase Plan in 1992.
Participants in this plan may purchase shares monthly, at the market price, through payroll deductions. Common stock for the plan will be purchased on the open market.

11. LEASES

The Company leases certain facilities and equipment under various operating leases. Most of the leases contain renewal options for varying periods and require the Company to provide maintenance of the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

Rent expense under these leases for 1994, 1993 and 1992 was $3.9 million, $4.1 million, and $5.5 million, respectively.

                                     37

The future minimum rental commitments as of July 31, 1994, for all noncancellable leases are as follows (in thousands):

               1995......................... $1,915
               1996.........................  1,643
               1997.........................  1,263
               1998.........................    997
               1999.........................    807

In connection with filing for Chapter 11 protection, the Company has obtained approval of the Court to reject real property leases at closed locations. The above schedule of minimum rental commitments has not been modified for such renegotiations subsequent to July 31, 1994.

12. RESTRUCTURING CHARGES

In 1994, the Company began negotiations to sell the majority of its field support spares to various third parties. Based on estimates received by the prospective buyer, field support spares have been written-down by $17.3 million to their estimated realizable value. It is expected that the sale of the field support spares will occur in 1995. During 1994, 1993, and 1992, the Company recorded other restructuring charges of $377,000, $457,000, and $2.4 million, respectively, representing primarily severance and facility closing costs.

13. BENEFIT PLANS

The Company has a defined benefit pension plan. The benefits are based on years of service and the employee's average compensation for the five highest compensation years during the ten consecutive years preceding retirement or termination. The cost of the plan is actuarially determined, including amortization of the unrecognized actuarial net obligation over a 15-year period, and is funded annually based on the minimum amount that can be deducted for federal income tax purposes.

On October 28, 1991, the Retirement Income Plan was frozen. The curtailment of the plan limits future retirement income payments to only those employees participating in the plan on that date. The future payments to those employees will be based on their salary and service as of October 28, 1991. See Note 2.

The following table sets forth the plan's funded status and accrued pension cost at July 31, 1994 and 1993:
                                     38

Actuarial present value of accumulated benefit obligations:
                                                                1994     1993
                                                              -----------------
                                                                (In thousands)

  Vested ...................................................  $ 6,822   $ 6,055
  Non-vested ...............................................      247       381
                                                              -------   -------
                                                                7,069     6,436
                                                              =======   =======
Projected benefit obligation for service rendered to date ..   (7,069)   (6,436)
Plan assets at fair value ..................................    4,652     3,874
                                                              -------   -------

Projected benefit obligation in excess of plan assets -
  Accrued pension cost .....................................  $(2,417)  $(2,562)
                                                              =======   =======

Net pension cost included the following components:
                                                        1994      1993     1992
                                                        -----------------------
                                                            (In thousands)
Service costs-benefits earned during the period .....   $ --     $ --     $  96
Interest cost on projected benefit obligation .......     528      339      373
Actual return on plan assets ........................     (10)     (42)     (83)
Net amortization and deferral .......................      64     (193)    (238)
                                                        -----    -----    -----

    Net periodic pension cost .......................   $ 582    $ 104    $ 148
                                                        =====    =====    =====

During 1993, due to the decline in interest rates the plan adopted a lower weighted average discount rate in determining the actuarial present value of its projected benefit obligation and assumed a lower expected long-term rate of return on its assets. This, coupled with the use of updated mortality tables, caused the projected benefit obligation for service rendered to date, which benefits were frozen at the time the Company curtailed the pension plan, to increase to an amount in excess of the fair value of the plan's assets. A valuation reserve, representing the excess of the projected benefit obligation over the fair value of the plan's assets has been established by a charge to the Company's shareholders' equity. This excess liability will be funded over time as actuarial computations of pension cost and funding requirements are determined.

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation at July 31, 1994 and 1993 was 8%. No rate of increase in future compensation levels was assumed for 1994 and 1993 due to the curtailed status of the plan. The expected long-term rate of return on assets was 8% for 1994 and 1993, and 9.5% for 1992. At July 31, 1994, the plan's assets consisted of cash and investments in money market funds.

Upon the suspension of the Retirement Income Plan, a 401(k) savings plan covering substantially all employees was established. Under that plan the Company matches a portion of an employee's contribution. Treasury stock was used for the Company's matching portion. The amounts charged to expense for the years ended July 31, 1994, 1993, and 1992 were $272,000, $155,000, and $68,000, respectively.

                                     39
14. CONTINGENCIES

The Company filed a Voluntary Petition on August 5, 1994 under Chapter 11 of the United States Bankruptcy Court. The Company, as debtor-in-possession, continues to operate and manage its affairs. A Disclosure Statement to the Plan of Reorganization of the Company has been approved by the Court. A Confirmation Hearing for the Company's proposed Plan has been set for November 22, 1994. See Note 2 for further discussion.

Two shareholders of the Company have filed lawsuits against the Company and its Board of Directors demanding that the Company seek damages from its Board of Directors with respect to the Company's 1990 purchases of the stock of the Company and Datapoint. A committee of the Board of Directors was appointed to consider the demands raised in each case. The committee retained independent counsel to review the matters raised in the lawsuits and determined that it was not in the best interest of either the Company or its shareholders to accept either demand and, accordingly, instructed counsel to seek the dismissal of both lawsuits. In January 1992, a motion for summary judgment on behalf of the Company and the Board of Directors was denied in the lawsuit pending in the New York State Court and is currently on appeal. A similar motion, involving only the Company's purchase of its own stock, was denied with leave to renew after the appeal in the New York State Court action is decided. The second case is pending in the United States District Court for the Southern District of New York. This action charged a violation of the proxy laws and breach of fiduciary duties with respect to several actions by the Board, including the purchase of the Company's own stock. In June 1993, another shareholder commenced a derivative action against certain members of the Company's Board of Directors and Datapoint. Because this latest action is substantially similar to one of the previously filed suits, the plaintiffs in the latest action have filed a motion to dismiss their complaint without prejudice.

On May 13, 1994, the Company announced that although it and the Board of Directors expressly disclaim and deny any liability or wrongdoing with respect to the allegations, a settlement had been reached in order to avoid the additional expense, burden, inconvenience and distraction of continued litigation. Pursuant to the settlement agreement, which is subject to Bankruptcy and District Court approval, the Company will receive $2.4 million less attorney's fees and expenses (not to exceed $800,000) awarded by the Court. In addition, the Company has agreed to form a committee of the Board to address and approve certain matters relating to the Company's current and prospective investments. The cash portion of the settlement is fully covered by the Company's director and officer liability insurance but may be offset in whole or in part by future director and officer liability insurance premium increases. A United States District Judge for the Southern District of New York has held a hearing concerning the fairness of the proposed settlement. However, no opinion has yet been issued. The Judge has referred the case to the Bankruptcy Court for further adjudication consistent with bankruptcy laws. Due to the current uncertainty as to any recovery, the Company has not recorded any receivable.

On October 4, 1994, certain Debentureholders filed an adversary proceeding in the Court against the Company alleging securities law violations and certain other common law causes of action. The litigation relates to the Company's purchases of securities, including Datapoint Stock and related actions. The plaintiffs in the adversary proceeding seek monetary damages, attorney's fees, and costs of suit. Any allowed claims against the Company may be subordinated to the claims of secured and unsecured creditors.

The Internal Revenue Service ("IRS") has issued assessment letters relating to the consolidated
                                     40

federal income tax returns of the Company for the years 1986 through 1992. The IRS letters propose assessments totaling $31.0 million in additional taxes plus interest. The assessment primarily involves the industry-wide issue of the appropriate method for cost recovery of spare parts. A recent case on the same issue was decided in the taxpayer's favor by the United States Tax Court, but is being appealed by the IRS. If the decision was followed by courts with jurisdiction over the Company, the remaining proposed assessment would be approximately $2.5 million in additional taxes plus interest. The Company strongly disagrees with the proposed adjustments and has filed a protest, appealing each of the adjustments in the IRS report. During 1994, the Company negotiated a settlement with the IRS and on October 3, 1994 the IRS appeals officer provided the Company a settlement document indicating a refund of approximately $1.0 million net of interest costs. The IRS settlement document is subject to approval by the Joint Committee of Congress and therefore, the ultimate outcome cannot presently be determined. No receivable has been recorded for any possible refund.

The Company is a party to various legal proceedings in the ordinary course of business. The Company believes, based upon the advice of legal counsel responsible for the review of such matters, that there is no proceeding either threatened or pending against the Company that could result in a materially adverse effect on the business or the financial condition of the Company.

15. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of October 17, 1994, the Company beneficially owned approximately 2.5% of Datapoint's outstanding common stock. The Company's Chairman of the Board and three other directors are also members of Datapoint's eight-person Board of Directors. Mr. Agranoff, a member of the Company's and Datapoint's Board of Directors, became General Counsel of Datapoint in September 1994. Such relationships may result in conflicts of interest as a result of the loyalties owed by the same persons acting as corporate fiduciaries for two different companies may have adverse interests. Mr. Agranoff reports no direct ownership of Datapoint stock and disclaims ownership of 274,766 shares owned by Plaza Securities Company of which he is a general partner.

All transactions between the Company and Datapoint have been pursuant to an agreement between the parties and relate to the ordinary business operations of the Company. Pursuant to the agreement, the Company is charged by Datapoint for equipment and field support spares, royalties, and repairs, and Datapoint is charged by the Company for services and sales.

Investments in marketable securities include securities of companies affiliated with the Company by virtue of certain common directors. The aggregate cost of such securities at July 31, 1994 and 1993 was $2.7 million. Included in accounts receivable at July 31, 1994 is $103,000 due from employees.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is an unaudited summary of quarterly financial information for 1994 and 1993:

                                                                                             QUARTER ENDED
                                                                       -------------------------------------------------------
                                                                       OCTOBER        JANUARY 31       APRIL 30        JULY 31
                                                                       -------        ----------       --------        -------
   1994
Revenue .......................................................       $ 20,102        $ 18,798        $ 16,984        $ 16,671
Loss from Operations ..........................................           (850)           (647)         (4,152)        (21,629)<F6>
Loss from Continuing Operations ...............................         (1,393)         (2,493)         (6,030)        (24,472)
Net Loss ......................................................           (565)         (2,493)         (6,030)        (24,795)

Net Loss Less Preferred Stock Dividends .......................           (744)         (2,685)         (6,244)        (24,998)

Earnings (Loss) per Common Share<F7>
    Loss from continuing operations ...........................           (.13)           (.22)           (.52)          (1.97)
    Earnings (loss) from discontinued operations ..............            .07            --              --              (.03)
                                                                       -------         -------         -------         -------
    Net loss less preferred stock dividends
       per common share .......................................           (.06)           (.22)           (.52)          (2.00)
  1993
Revenue .......................................................       $ 23,762        $ 22,464        $ 20,738        $ 21,208
Earnings from Operations ......................................            275            1,071<F8>     1,3278           1,358
Loss from Continuing Operations ...............................         (1,686)           (916)           (447)           (382)
Extraordinary Items ...........................................          1,997             691            --              (141)
Net Earnings (Loss) ...........................................            311            (225)           (447)           (523)
Net Earnings (Loss) Less Preferred Stock Dividends ............            161            (382)           (611)           (696)

Earnings (Loss) per Common Share<F7>
  Loss from continuing operations .............................           (.15)           (.08)           (.04)           (.05)
  Extraordinary items .........................................            .16             .05             --             (.01)
                                                                        -------         -------         -------         -------
  Net loss less preferred stock dividends
     per common share .........................................            .01            (.03)           (.04)           (.06)

<F6>    Reflects restructuring and reorganization charges of $18.0 million in the fourth quarter.

<F7>    The sum of the quarterly per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the full year based on respective weighted average common shares outstanding.

<F8>    Reflects restructuring charges of $213,000 in the second quarter and $244,000 in the third quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.
                                     43

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information regarding the directors and executive officers of the Company as of October 17, 1994. All executive officers serve at the discretion of the Board of Directors.


     NAME                     AGE               OFFICE
    ------                    ---               ------
Asher B. Edelman               54      Chairman of the Board; Director;
                                         Office of the President

Mark S. Helwege                43      Director; Office of the President;
                                         Chief Executive Officer

Gerald N. Agranoff             47      Director

Leon Botstein                  47      Director

Daniel R. Kail                 59      Director

Michael E. Schultz             59      Director; Executive Vice President-
                                         Special Projects

Philip D. Freeman              46      Senior Vice President; General Counsel;
                                         Secretary

ASHER B. EDELMAN was elected to the Office of the President in 1991 and has been a Director of the Company since 1985. Mr. Edelman has been General Partner of Plaza Securities Company, an investment partnership, since July 1979; General Partner of Asco Partners, a general partner of Arbitrage Securities Company, a broker/dealer, since July 1984; and General Partner of Arbitrage Securities Company, from January 1977 until June 1984. Mr. Edelman is a Director, Chairman of the Board, and Chairman of the Executive Committee of Datapoint Corporation ("Datapoint"), and a Director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation ("Canal Capital"). Since February 1985, Canran Corp., a corporation controlled by Mr. Edelman and of which he is a Director and President, has been a General Partner of Canal-Randolph Limited Partnership (which is the successor liquidating partnership to Canal-Randolph Corporation).

MARK S. HELWEGE was elected to the Office of the President and Chief Executive Officer in May 1994. He was elected as a Director of the Company in June 1994. Previously, Mr. Helwege served as Executive Vice President - Sales and Operations, with the additional responsibility for IT Canada from January 1992 to May 1994. From August 1991 to December 1991 Mr. Helwege served as Senior Vice President, Sales and Operations. Previously, Mr. Helwege was the Company's National Sales Manager from 1986 to 1988, Vice President, Sales from 1988 to 1989, and Area Vice President, Eastern Area Sales and Operations from 1989 to 1991.

GERALD N. AGRANOFF was elected as a Director of the Company in 1991. Mr. Agranoff was General Partner, Asco Partners (the General Partner of Arbitrage Securities Company ("Arbitrage Securities") from July 1984 through December 1991; a General Partner of Arbitrage Securities, a broker/dealer, and of Plaza Securities Company ("Plaza"), an investment partnership for more than five years; Trustee, Management Assistance Inc. Liquidating Trust ("Management Assistance Trust") since February, 1986; General Counsel to Plaza and Arbitrage Securities for more than five years; Director of Bull Run Corporation since December 1990; Director of Datapoint Corporation since 1991; Director of Canal Capital Corporation since 1984 and the General Counsel of Datapoint, effective September 1994.

LEON BOTSTEIN was elected as a Director of the Company in 1985. Dr. Botstein has been President of Bard College for more than five years and is also a Director of Interferon Sciences, Inc.

DANIEL R. KAIL was elected a Director as of the date of the distribution of the outstanding shares of the Company's Common Stock by Datapoint (July 28, 1985). Mr. Kail has been Managing Trustee, since January 1986, of Management Assistance Inc. Liquidating Trust, and prior thereto, since October 1984, had been Executive Vice President, Chief Operating Officer and a Director of Management Assistance Inc. ("MAI"), a computer manufacturing and servicing company. He was also Executive Vice President and Director of Canal Capital Corporation from November 1987 through 1991. Mr. Kail is also a Director of Datapoint.

MICHAEL E. SCHULTZ was elected Executive Vice President - Special Projects in 1992. Mr. Schultz was elected a Director as of the date of the distribution of the outstanding shares of the Company's Common Stock by Datapoint (July 28, 1985). Mr. Schultz has been a partner in the law firm of Ehrenkranz, Ehrenkranz & Schultz for more than five years. Mr. Schultz
serves as a Director and President of Canal Capital.   Effective October
31, 1994, Mr. Schultz ceased to be an executive officer of the Company.

PHILIP D. FREEMAN has been employed as Vice President and General Counsel since the Spin-off and in September 1985 was elected Secretary. In 1989,
Mr. Freeman was elected Senior Vice President.   Mr. Freeman is also the
Director of the Human Resources and Facilities functions of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

CASH COMPENSATION
The following table sets forth information for the three years ended July 31, 1994, concerning the compensation of the Company's chief executive officer and its four next most highly compensated executive officers (the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE
                         -----------------------------------------------------------------------
                                                                                     LONG -TERM
                                        ANNUAL COMPENSATION                        COMPENSATION
                         -------------------------------------------------------   -------------
                                                                       OTHER
                                                                       ANNUAL        OPTIONS/      ALL OTHER
NAME AND PRINCIPAL                                                  COMPENSATION       SARS       COMPENSATION
    POSITION             YEAR        SALARY($)        BONUS($)         ($)(d)         GRANTED        ($)(e)
- - --------------------------------------------------------------------------------------------------------------
Asher B. Edelman         1994         169,200               0         31,263 (b)      100,000         572 (e)
Chairman, Member         1993         169,200          80,620         53,757 (c)        2,701         390 (f)
Office of the            1992         150,000               0            --           300,000
President

Mark S. Helwege          1994         148,338               0            --           315,000       1,788 (e)
Director, Member         1993         137,387          45,000            --            12,101       1,014 (f)
Office of the            1992         140,000          16,560            --            69,100
President, Chief
Executive Officer

Philip D. Freeman        1994         141,606               0            --           140,000         2,530 (e)
Senior Vice              1993         134,872          25,000            --            12,101         1,699 (f)
President General        1992         140,000               0            --            62,222
Counsel and
Secretary

Michael E. Schultz       1994         150,010               0            --           100,000         3,303 (e)
Director, Executive      1993         109,696          80,620            --           200,000             0 (f)
Vice President-          1992           N/A              N/A(a)          --             N/A             N/A
Special Projects

(a) Mr. Schultz became an executive officer on November 2, 1992. Prior to that date, Mr. Schultz received compensation for his services as a Director of the Company as described in "Compensation of Directors." Mr. Schultz ceased to be executive officer of the Company effective October 31, 1994.

(b) Mr. Edelman's other annual compensation for fiscal year 1994 includes $25,263 paid under the Executive Medical Plan and $6,000 for preparation of his U.S. federal income tax return. Other annual compensation for the other Named Executive Officers was not greater than the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such officer during fiscal year 1994.

(c) Mr. Edelman's other annual compensation for fiscal year 1993 includes $48,757 paid under the Executive Medical Plan and $5,000 for preparation of his U.S. federal income tax return. Other annual compensation for the other Named Executive Officers was not greater than the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such officer during fiscal year 1993.

(d) As permitted by Securities and Exchange Commission transition rules, information in these columns is provided for fiscal years 1994 and 1993 only.

(e) Other compensation for fiscal year 1994 includes $410, $1,183, $1,041 and $0 for Messrs. Edelman,

        Helwege, Freeman and Schultz, respectively, for the Company's matching contributions to the executives' accounts in the Company's 401(k) retirement plan. Other compensation also includes $162, $605, $1,489 and $3,303 for Messrs. Edelman, Helwege, Freeman and Schultz, respectively, for life insurance premiums paid by the Company on the officers behalf.

(f) Other compensation for fiscal year 1993 includes $390, $550, $516 and $0 for Messrs. Edelman, Helwege, Freeman and Schultz, respectively, for the Company's matching contributions to the executives' accounts in the Company's 401(k) retirement plan. Other compensation also includes $0, $464, $1,183 and $0 for Messrs. Edelman, Helwege, Freeman and Schultz, respectively, for life insurance premiums paid by the Company on the officers behalf.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement, dated as of July 1, 1991, with Mr. Asher B. Edelman pursuant to which Mr. Edelman was appointed a member of the Company's Office of the President. In addition, Mr. Edelman continues to serve as Chairman of the Board. The agreement has a three-year term. Mr. Edelman's agreement will be renewed automatically for successive three-year periods if not terminated. The agreement provided for an initial annual base salary of $150,000. Mr. Edelman's annual salary was increased to $180,000 starting on July 1, 1992, in accordance with the agreement. The agreement also provides that Mr. Edelman will be entitled to executive officer-level perquisites and benefits.

Under the provisions of the First Amendment made as of July 10, 1992, Mr. Edelman was entitled to receive an annual bonus payable as follows:

    (A) for the Company's 1993 fiscal year, if at least $3 million of operating income has been achieved, the bonus payment will be 2% of the greater of (x) operating income or (y) net income before taxes; provided that, if the Company's business plan, for such fiscal year, with respect to net income before taxes is met, then the bonus payment will be 3% of the greater of (x) operating income or (y) net income before taxes (without any threshold requirement); and

    (B) for the Company's 1994 fiscal year and thereafter, the bonus payment will be 3% of net income before taxes; provided, however, that, if the Company's business plan for the relevant fiscal year with respect to net income before taxes is met, then the bonus payment for such fiscal year will be 4% of net income before taxes.

The effect of this First Amendment was to delay the effective dates of these provisions, as set forth in the original agreement, for one additional year.

Mr. Edelman is entitled to receive a lump-sum severance payment equal to
(i) two-years' salary, and (ii) an amount equal to the bonus he would have received through the end of the fiscal year in which the termination occurs and twelve months thereafter assuming the Company's business plan had been met for such periods, in the event of the involuntary termination of his employment other than for "cause" or in the event Mr. Edelman's contract is not renewed or if a majority of the directors on the Board are not "continuing directors" and Mr. Edelman resigns within sixty days after the occurrence of such event.

In connection with the agreement, on September 24, 1991, the options previously granted to Mr. Edelman were canceled and he was granted 200,000 new options under the Company's 1985 Employee Stock Option Plan at an exercise price of $0.5625 per share (the market value on the date of grant) such options vesting ratably over 4 years.

Under the terms of a Second Amendment made as of July 31, 1992, Mr. Edelman consented to a six percent (6%) reduction in base salary. The agreement also provides that the aforementioned reduction shall not apply to any severance payment to be made under the Agreement.

As of November 2, 1992, the Company entered into an employment agreement with Michael E. Schultz providing for a term of one (1) year which is terminable thereafter upon six (6) months prior written notice. Mr. Schultz' bonus provision is the same as provided to Mr. Edelman. Mr. Schultz is required to devote a minimum of fifty (50) days at the Company's premises during each one (1) year period. Mr. Schultz is permitted to continue to perform services for the law firm of Ehrenkranz, Ehrenkranz and Schultz and Canal Capital Corporation. Mr. Schultz does not have any severance provision in his contract. Mr. Schultz received his monthly salary through October 31, 1994 pursuant to court order and shall receive no other payments. Mr. Schultz is required to relinquish and waive any claims he might have with respect to his employment agreement with the Company. Mr. Schultz ceased to be an executive officer of the Company effective October 31, 1994.

Messrs. Helwege and Freeman have entered into employment agreements with the Company which provide for an initial term of one year and which automatically renew for successive annual periods after their respective anniversaries. Unless either Officer's employment is terminated for defined causes, the Officer is entitled to a continuance of his base salary and perquisites for eighteen and twelve months, respectively, from the date of termination plus a pro rata amount based upon his last preceding bonus and a lump sum payment, respectively, of $20,000 and $10,000 on the date of termination.

Subsequent to the end of the 1994 fiscal year, a Modified First Amended Chapter 11 Plan ("Plan") was submitted to a vote of the Company's creditors which calls for the assumption of modified employment agreements with Mark
S. Helwege and Philip D. Freeman as of the date of confirmation of the Plan. The modified agreements contain a revised bonus compensation plan and a revised stock option plan, and provide for a release of any claims against the Company, except for indemnification and as may be set forth in the modified agreements.

The Plan also provides for the assumption of a modified agreement with Mr. Edelman, effective as of the date of confirmation, which provides only for a severance benefit payable over 24 months in equal monthly payments of $15,000, totaling $360,000 and for a release of claims except for indemnification and as may be set forth in the modified agreement.

DIRECTORS' COMPENSATION

Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors or its committees, other than pursuant to the 1985 Director Stock Option Plan discussed below. Each director who is not an employee of the Company receives an annual fee of $15,000 for serving on the Board which is paid quarterly in arrears, $1,000 for serving on a committee (other than the Executive Committee), $5,000 for serving on the Executive Committee and an additional $2,000 if he serves as chairman of a committee. Each non-employee director receives a fee of $750 for each Board of Directors meeting attended and $500 for each committee meeting attended. Directors are reimbursed for expenses incurred in attending Board of Directors and committee meetings, including those for travel, food and lodging. The Board of Directors voluntarily reduced the aforementioned fees by six (6%) percent for services to be performed during the 1993 fiscal year effective August 1, 1992. The Board of Directors has not rescinded the reduction.

Each non-employee director is provided, at the Company's expense, $50,000 of group term life insurance and $250,000 of accidental death insurance.

STOCK OPTIONS FOR DIRECTORS

The 1985 Director Stock Option Plan (the "Director Plan") provides for the issuance of a maximum of 550,000 shares of the Company's Common Stock (which may be authorized and unissued or treasury shares) pursuant to the exercise of stock options granted under the Director Plan to directors of the Company.

Each director of the Company is eligible to receive options under the Director Plan, whether or not he is an employee of the Company. Each current director has received, and each newly elected director at the time of his election will receive, an option for 25,000 shares of Common Stock. Each Chairman at the time of his election shall be entitled to receive an option to purchase 50,000 shares of Common Stock in addition to those otherwise granted for services as a director. The director stock options of the current chairman have been canceled as more fully described below. The outstanding options granted to current directors elected prior to fiscal year 1987 have been increased to reflect the 10% Common Stock dividend paid to holders of record on June 9, 1986. An amendment to the Director Stock Option Plan to reprice options held by each director and the Chairman of the Board as of September 23, 1988 was approved by the shareholders on December 6, 1988. The revised option price per share was $4.07. As of July 31, 1993, options for 132,500 shares were outstanding with an average per share exercise price of $3.53. Expiration dates of these options range from July 28, 1995 to April 11, 2001.

Only non-incentive stock options may be granted under the Director Plan. The option price per share, except for those affected by the Director Plan amendment, equals the fair market value of a share of Common Stock on the date of grant. The exercise price of a stock option may be paid in cash, shares of Common Stock (subject to such conditions as may be set by the Compensation Committee referred to below) or a combination of cash and stock. Options may be exercised at any time after the date of grant. A stock option may not be granted which expires more than ten years and one day from the date of grant.

The Director Plan is administered by the Management Compensation and Stock Option Committee of the Board of Directors (the "Compensation Committee"), which sets the terms and conditions of the stock option agreements, subject to the provisions of the Director Plan. However, the Compensation Committee has no discretion either to determine which directors receive options or to set the number of shares subject to such options.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors has the following committees, the membership and principal responsibilities of which are below.

EXECUTIVE COMMITTEE

Members:   Asher B. Edelman (Chairman), Daniel R. Kail and Michael E.
Schultz

Between meetings of the Board of Directors, the Executive Committee has all powers which may be lawfully delegated to it under New York law. In general, the Executive Committee may supervise the management of all business of the Company except for matters which, by law, specifically require the action of the Board of Directors or of the shareholders. Actions taken by the Executive Committee are reported to the Board of Directors at its next meeting. During the 1994 fiscal year, the Executive Committee held no meetings.

AUDIT COMMITTEE

Members:   Daniel R. Kail (Chairman), Gerald N. Agranoff, and Michael E.
Schultz

The Audit Committee, which held two meetings during the 1994 fiscal year, reviews the scope and results of the audit by the independent auditors and the adequacy of the Company's system of internal accounting controls and procedures, proposes the appointment of the independent auditors subject to approval of the Board of Directors and ratification by the shareholders, and approves the fees paid for services rendered by such auditors.

MANAGEMENT COMPENSATION AND STOCK OPTION COMMITTEE

Members:   Daniel R. Kail (Chairman) and Gerald N. Agranoff.

The Management Compensation and Stock Option Committee reviews and makes recommendations with respect to the Company's various compensation programs. This Committee administers the Company's 1985 Employee Stock Option Plan, providing for the grant of stock options and stock appreciation rights, and designates the employees to participate in these and certain other benefit plans of the Company. This Committee also reviews and approves the remuneration of all officers of the Company and the terms of any employment contracts with officers. During the 1994 fiscal year, the Committee held three meetings.

SPECIAL LITIGATION COMMITTEE

Members:   Leon Botstein (Chairman), Daniel R. Kail and Michael E. Schultz

The Special Litigation Committee was appointed to consider the demand brought by two shareholders in separate lawsuits against the Company and its Board of Directors. During the 1994 fiscal year, the Committee had no meetings.
                                     50

The Board of Directors does not have a standing nominating committee or a committee performing similar functions.

RETIREMENT INCOME PLAN

A defined benefit pension plan is maintained by the Company, solely at its cost, for its officers and employees. On September 24, 1991, the Company's Board of Directors approved the curtailment of the Retirement Income Plan. Effective October 28, 1991, the accrual of defined benefits for all employees' future service was eliminated. No additional participants have been added to the Retirement Income Plan after the date of the Plan's curtailment. A hearing was held on November 9, 1994, at which the Honorable Leif Clark found that a distress termination of the retirement income plan was appropriate and so ordered.

The annual pension to which a participant is entitled at normal retirement age (65) is based on the average of his covered compensation for the five plan years prior to the Plan's curtailment. Covered compensation includes salary as reported in the Summary Compensation Table.

The estimated annual benefit payable to Mr. Edelman, Mr. Helwege and Mr. Freeman under the Retirement Income Plan is $4,608, $5,207 and $10,937, respectively, assuming they remain in the Company's employ and retire at the normal retirement age of 65. None of the other Named Executive Officers were qualified to receive benefits under the Retirement Income Plan prior to its curtailment in 1991.

Estimated credited years of service for each of the participating Named Executive Officers is: Mr. Edelman, 7 years; Mr. Helwege, 6 years; and Mr. Freeman, 10 years.

INTELOGIC TRACE, INC. 401(K) RETIREMENT SAVINGS PLAN

On September 24, 1991, the Company's Board of Directors approved the implementation of the 401(k) Plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The effective starting date of the 401(k) Plan was January 1, 1992. This 401(k) Plan covers substantially all employees and executive officers. Participants in the 401(k) Plan may authorize the Company to make salary deferral contributions limited to the lesser of $8,994 or 15% of total pay. Amounts in the compensation table include such amounts deferred. Such contributions are forwarded to a trustee for investment into one or more of the five pre-established investment funds as the employee may choose. The Company matches 15% of the employee's contribution up to 4% of the employee's compensation. The Company's match is in the form of Intelogic Trace common stock valued at the closing price on the date of the contribution, and vests according to a five-year graded schedule. Increases and decreases in the value of the stock accrue to the employee but the employee has no voting rights. Upon leaving the 401(k) Plan, the participant receives the cash value of shares held in his or her behalf.

Withdrawals of contributions, earnings and vested matching funds in the 401(k) Plan may be made in the event of hardship or attainment of age 59-1/2 under the provisions of Section 401(k). Other distributions may occur following separation from service or the occurrence of a permanent disability. In addition, loans to a participant from his or her Section 401(k) fund are available.
                                     51

During fiscal 1994, the dollar value of the Company's matching contributions to the 401(k) Plan accounts of Messrs. Edelman, Helwege, Freeman and Schultz were $410, $1,183, $1,041 and $0, respectively.

STOCK OPTIONS AND SARS GRANTED IN LAST FISCAL YEAR

The following table sets forth information concerning stock options and stock appreciation rights granted during the fiscal year ended July 31, 1994, to the Named Executive Officers.

OPTION/SAR GRANTS FOR FISCAL YEAR

The following table sets forth information concerning stock options and stock appreciation rights granted during the fiscal year ended July 31, 1994, to the Named Executive Officers.

                     OPTION/SAR GRANTS FOR FISCAL YEAR

                                                                                          POTENTIAL
                                   INDIVIDUAL GRANTS                                   REALIZABLE VALUE
- - --------------------------------------------------------------------------------       AT ASSUMED ANNUAL
                                  % OF TOTAL                                                RATES OF
                                   OPTIONS                                                STOCK PRICE
                                  GRANTED TO      EXERCISE                              APPRECIATION FOR
                      NO.          EMPLOYEES       OR BASE                                OPTION TERM
                    OPTIONS        IN FISCAL        PRICE         EXPIRATION       -----------------------------
  NAME              GRANTED          YEAR          ($/SH)            DATE          0%($)     5%($)      10%($)
- - -----------       ------------     --------       ---------       ----------       ------  ---------   ---------
A. Edelman         100,000(a)        5.2%         $ 2.95630         9/23/98          $0    $ 152,316   $ 417,649
M. Helwege          40,000(b)        2.1%         $ 2.68750         9/23/03          $0    $  67,606   $ 171,327
                    25,000(c)        1.3%         $ 0.93750         5/31/04          $0    $  14,740   $  37,353
                   250,000(d)       13.0%         $ 0.78125         6/15/04          $0    $ 122,831   $ 311,278
P. Freeman          40,000(b)        2.1%         $ 2.68750         9/23/03          $0    $  67,606   $ 171,327
                   100,000(d)        5.2%         $ 0.78125         6/15/04          $0    $  49,132   $ 124,511
M. Schultz         100,000(b)        5.2%         $ 2.68750         9/23/03          $0    $ 169,015   $ 428,318


(a) Options granted under the 1985 Employee Stock Option Plan. These options vest ratably over two years. The term of the options is five years.

(b) Options granted under the 1985 Employee Stock Option Plan. These options vest ratably over three years. The term of the options is ten years.

(c) Options granted under the 1985 Director Stock Option Plan. These options vested on May 31, 1994, the date of grant. The term of the options is ten years.

(d) Options granted under the 1985 Employee Stock Option Plan. These options vest ratably over eighteen months. The term of the options is ten years.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information concerning stock options and SARs exercised during the fiscal year ended July 31, 1994, and the fiscal year-end value of unexercised options and SARs for the Named Executive Officers.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST
                  FISCAL YEAR AND FY-END OPTION/SAR VALUES
                                                               VALUE OF
                                           NUMBER OF         UNEXERCISED
                                          UNEXERCISED        IN-THE-MONEY
                                       OPTIONS AT FY-END   OPTIONS AT FY-END
                                              (#)                ($)
           SHARES ACQUIRED    VALUE       EXERCISABLE/       EXERCISABLE/
NAME       ON EXERCISE (#)  REALIZED($)  UNEXERCISABLE     UNEXERCISABLE(1)
- - ---------------------------------------------------------------------------
A. Edelman           0       $     0       152,701/            $19,383/
                                           250,000             $18,750

M. Helwege      20,101       $63,920       137,450/            $     0/
                                           269,550             $ 1,875

P. Freeman       6,101       $18,795        92,390/            $     0/
                                           153,610             $     0

M. Schultz           0       $     0        77,500/            $10,935/
                                           250,000             $32,805

(1) Computed based upon the difference between the fair market value and aggregate exercise price at July 31, 1994.

LONG-TERM INCENTIVE PLAN

The Company does not maintain any long-term incentive plan under which awards were granted or paid during 1994.

                   REPORT OF THE COMPENSATION COMMITTEE

COMPENSATION PHILOSOPHY

The Compensation Committee of the Company's Board of Directors administers the Company's executive compensation program. Each of the members of the Compensation Committee are non-employee directors.

Each year the Compensation Committee reviews the compensation of the Company's executive officers. Total compensation consists of three (3) elements: (i) base compensation set at levels commensurate with the responsibility attendant to such position; (ii) annual bonus, determined either by a formula or pre-set goals thereby linking pay to performance; and (iii) long-term compensation as established by stock option grants.
The Compensation Committee believes that stock-based performance arrangements and bonuses directly based upon the Company's results aligns the interests of management with the interests of the Company's shareholders which ultimately results in increased shareholder value. The Named Executive Officers and other employees received stock option grants during the 1994 fiscal year following an assessment by the Committee of various factors such as personnel's contribution to the long-term growth prospects for the Company and the necessity of retention of key personnel. No bonuses were paid in 1994. The Committee is of the opinion that stock options offer incentives to the Company's personnel to build for the future and encourage management to take actions which will provide the shareholders and such personnel with the opportunity for long-term benefits even though such actions might adversely impact such personnel's short-term earnings potential.

OFFICE OF THE PRESIDENT-CHIEF EXECUTIVE OFFICER

In July 1991, the Board of Directors established the Office of the President. The incumbents in this position are Messrs. Edelman and Helwege. During the Company's 1994 fiscal year, Mr. Helwege assumed the role of Chief Executive Officer. The Compensation Committee determined that Mr. Helwege's compensation should be tied directly to the performance of the Company and therefore, under his contract with the Company, he received an increase in base salary plus an additional grant of stock options.

                      COMPENSATION COMMITTEE
                      Daniel R. Kail, Chairman
                      Gerald N. Agranoff

                          STOCK PRICE PERFORMANCE

The following graph depicts the Company's stock price performance relative to the performance of the Standard & Poor Composite Index and a Peer Group Index of 25 companies.

                        [LINEAR GRAPH PLOTTED FROM POINTS IN TABLE BELOW]

                                       Cumulative Total Return
                              ----------------------------------------
                              7/89   7/90   7/91   7/92   7/93    7/94   97471IT
                              ---    ---    ---    ---    ---     ---   --------
Intelogic Trace Inc  IT       100     42     21     25     75      25   10/17/94
PEER GROUP           PPEER1   100     75     82     80     89     125     974UIT
S & P 500            I500     100    106    120    135    147     155   97477500

The graph above assumes an investment of $100 in the Company's Common Stock, the Standard & Poor 500 Composite Index and the Peer Group Index on July 31, 1989, and assumes the reinvestment of all dividends. The Company has not paid cash dividends on its Common Stock. Note that the Company's Common Stock price performance on the graph above is not necessarily indicative of future stock price performance.

SECTION 16(A) REPORTING

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two-year period ended July 31, 1994, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with by all reporting persons. Participants in the 401(k) Plan may be deemed to have beneficial ownership; however, no voting rights or shares are acquired by the participant.
                                     56

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table furnishes information concerning all persons known to the Company, other than directors or officers, who beneficially own 5% or more of the voting stock of the Company as of July 31, 1994:

NAME AND ADDRESS OF       SHARES OF COMMON STOCK          PERCENTAGE OF COMMON
BENEFICIAL OWNER            BENEFICIALLY OWNED          STOCK BENEFICIALLY OWNED
- - --------------------------------------------------------------------------------
Shufro Rose & Ehrman (1)        3,040,047                         24.3%
63 Wall Street
New York, NY 10005

Asher B. Edelman(2)             1,928,757                         15.2%
717 Fifth Avenue
New York, NY 10022

(1) As reported by such holder in a Schedule 13G as of February 14, 1994, filed with the Securities and Exchange Commission.

(2) Includes shares for which Mr. Edelman had the right to acquire beneficial ownership within sixty days through exercise of stock options. Mr. Edelman held options covering 200,000 shares under the 1985 Employee Stock Option Plan which are exercisable in annual increments of 50,000 commencing on September 24, 1992. Mr. Edelman received a grant of 100,000 stock options under the 1985 Employee Stock Option Plan on July 10, 1992 which vests ratably over four
        (4) years commencing on July 10, 1993. A grant of 2,701 immediately vested options was made to Mr. Edelman under the 1985 Employee Stock Option Plan when a corporate wide wage decrease was made effective August 4, 1992 on the basis of one option for each four dollar reduction in compensation. On September 23, 1993, Mr. Edelman was granted an option for 100,000 shares under the 1985 Employee Stock Option Plan vesting in three annual increments commencing September 23, 1994. All of these options will be canceled as of the Effective Date.

                                     57

                      SECURITIES OWNED BY MANAGEMENT

The following table sets forth certain information as of October 17, 1994, with respect to the beneficial ownership of the Company's Common Stock with respect to all persons who are directors, each of the executives named in the Summary Compensation Table and by all directors and officers as of the most practicable date. Unless otherwise indicated, the percentage of stock owned constitutes less than one percent of the outstanding Common Stock and the beneficial ownership for each person consists of sole voting and sole investment power.

            AGGREGATED OPTION/SAR EXERCISES IN LAST
             FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                    NO. OF COMMON SHARES
                                        BENEFICIALLY         PERCENT OF CLASS
         NAME                              OWNED              OF COMMON STOCK
- - -----------------------------------------------------------------------------
Asher B. Edelman (e)                    1,928,757(a)(b)(c)       15.2%
Mark S. Helwege (e)                       158,366                 1.3%
Gerald N. Agranoff (e)                     25,000(b)
Leon Botstein (e)                          27,500
Daniel R. Kail (e)                         28,600(b)
Michael E. Schultz (e)                    167,333(b)(d)           1.3%
Philip D. Freeman (e)                     108,060
All directors and executive
Officers as a group (7 persons)(e)      2,443,616                18.5%

(a) Mr. Edelman, as controlling General Partner of Citas Partners, the General Partner of Felicitas Partners, L.P. ("Felicitas") may be deemed to be the beneficial owner of the 1,963 shares of Common Stock held by Felicitas. As the sole holder of beneficial interests in A.B. Edelman Limited Partnership ("Edelman Limited Partnership"), Mr. Edelman may be deemed to be the beneficial owner of the 854,952 shares of the Common Stock held by Edelman Limited Partnership. As the sole stockholder of Aile Blanche, Inc. ("Aile Blanche"), Mr. Edelman may be deemed to be beneficial owner of the 11,100 shares of Common Stock held by Aile Blanche. Mr. Edelman also may be deemed to be the beneficial owner of the 149,300 shares of Common Stock held by his wife. Mr. Edelman, as custodian for three accounts benefiting Mr. Edelman's children, may be deemed to be the beneficial owner of 51,840 shares of Common Stock. The total reported herein for Mr. Edelman excludes (i) 71,600 shares of Common Stock held in three accounts of which Mr. Edelman's former wife is custodian, for the benefit of Mr. Edelman's three children,
        (ii) 149,300 held by Mr. Edelman's wife, and (iii) 51,840 shares owned by custodial accounts for Mr. Edelman's children.

(b) Each of Messrs. Edelman, Agranoff and Schultz is a Director of Canal Capital Corporation ("Canal Capital") and each of Messrs. Edelman, Agranoff and Kail is a Director of Datapoint Corporation ("Datapoint"). Canal Capital holds 454,260 shares of Common Stock of the Company and Datapoint holds 292,920 shares. Discretionary power with respect to investments by Canal Capital and Datapoint is held by A. B. Edelman Management Company Inc. ("Edelman Management") as investment manager for both Canal Capital and Datapoint. Mr. Edelman is the sole stockholder and officer and Director of Edelman Management. All of Canal Capital's and Datapoint's shares have been included in the number of shares reported by Mr. Edelman only.

(c) Excludes 37,000, 15,000 and 175,745 shares of Common Stock owned by the Canal Capital Corporation Retirement Plan (the "Canal Capital Plan"), the Intelogic Trace Retirement Income Plan (the "Intelogic Trace Plan") and the Intelogic Trace 401(k) Retirement Savings Plan (the "401(k) Plan") more fully described below, respectively. Mr. Edelman serves as trustee of the Canal Capital Plan, and Messrs. Edelman, Agranoff, Kail and Schultz serve as trustees of the 401(k) Plan. Messrs. Edelman, Agranoff, Kail, and Schultz resigned as trustees of both the Intelogic Trace Plan and the 401K Plan as of September 29, 1994.

(d) Excludes 421,257 shares of Common Stock held in three trusts, of which Mr. Schultz is trustee, for benefit of Mr. Edelman's three children.
                                    58

(e) The following table set forth the detail of amounts held by each of the directors and Named Executive Officers of the Company:

                                             COMMON STOCK              COMMON STOCK
                                             BENEFICIALLY          OPTIONS EXERCISABLE
NAME                                            OWNED                 WITHIN 60 DAYS     TOTAL
- - ------------------------------------------------------------------------------------------------
Asher B. Edelman                              1,692,723                   236,034      1,928,757
Mark S. Helwege                                   2,583                   155,783        158,366
Gerald N. Agranoff                                    -                    25,000         25,000
Leon Botstein                                         -                    27,500         27,500
Daniel R. Kail                                    1,100                    27,500         28,600
Michael E. Schultz                                6,500                   160,833        167,333
Philip D. Freeman                                 2,337                   105,723        108,060
All directors & executives of the
Company as a group (7 persons)                1,705,243                   738,373      2,443,616

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of October 17, 1994, the Company beneficially owns approximately 2.5% of Datapoint's outstanding common stock. The Company's Chairman of the Board and three other directors are also members of Datapoint's eight-person Board of Directors. Mr. Agranoff, a member of the Company's and Datapoint's Board of Directors, became General Counsel of Datapoint in September 1994. Such relationships may result in conflicts of interest as a result of the loyalties owed by the same persons acting as corporate fiduciaries for two different companies may have adverse interests. Mr. Agranoff reports no direct ownership of Datapoint stock and disclaims ownership of 248,995 shares owned by Plaza Securities Company of which he is a general partner.

All transactions between the Company and Datapoint have been pursuant to an agreement between the parties and relate to the ordinary business operations of the Company. The agreement with Datapoint, dated June 29, 1985, provides for an exclusive relationship with the Company until terminated by either party, notice of which termination must be given 180 days prior to the anniversary of the execution of the agreement, to be effective six years thereafter. Pursuant to the agreement, the Company is charged by Datapoint for equipment and field support spares, royalties, and repairs, and Datapoint is charged by the Company for services and sales. Following termination, the Company would have a non-exclusive relationship with Datapoint. As of the date of this document, neither party has issued any such notice. During fiscal years 1994, 1993 and 1992, 13%, 17%, and 24% of the Company's maintenance service revenue was derived from servicing Datapoint products. See Note 4 to the consolidated financial statements included elsewhere in this filing.

On August 5, 1986, the Company entered into an agreement with Arbitrage Securities Company whereby Arbitrage Securities Company provides investment management and financial advisory services to the Company. On October 24, 1988, Arbitrage Securities Company assigned all of its rights, interest, and obligations under the agreement to A.B. Edelman Management Company, Inc. Each calendar quarter the Company is obligated to pay an investment management fee equal to 25% of any realized gains from transactions in the Company's portfolio less realized and net

                                     59

unrealized losses in securities positions for such calendar quarter. Realized losses in excess of realized gains in any quarter are carried over to subsequent quarters. Since 1988, no investment management fees have been paid under this agreement.

As of July 31, 1994, Company held investments in marketable securities of certain companies affiliated to the Company by virtue of certain common directors, including 234,440 shares of common stock of Canal Capital (the "Canal Stock"). On September 30, 1994, the Company sold the Canal Stock in a private transaction, with court approval, at a price of $.50 per share.

On April 11, 1991, Mr. Edelman and certain affiliates settled an action brought by the SEC alleging failure to promptly amend a Schedule 13D in connections with purchases of the common stock of Datapoint Corporation by the Company and others on September 11 and 12, 1989. Without admitting or denying the allegations of the SEC's complaint, the defendants consented to the entry of a judgment enjoining them from violating Section 13(d) of the Securities Exchange Act of 1934 and Rule 13d-2 thereunder and requiring disgorgement of savings alleged to have been achieved as a result of the failure promptly to amend the Schedule 13(d). The Board of Directors approved indemnification of Mr. Edelman, in accordance with the by-laws of the Company, for a pro rata portion of the disgorged amount and legal fees incurred with respect to the SEC's allegations, which amounted to $380,037.

On November 9, 1990, the Company acquired all of the outstanding stock of Datapoint Canada, Inc., a wholly owned subsidiary of Datapoint. Datapoint Canada, Inc. is no longer active and the Company is in the process of winding up its affairs. The purchase price of $2.8 million consisted of $300,000 in cash and 25,000 shares of the Company's $10 Redeemable Preferred Stock ("Preferred Stock"). In addition, the Company issued to Datapoint a five-year option to purchase substantially all of the Company's holdings of Datapoint's common and preferred stock (the "Datapoint Option"). The Company entered into a Grantor Trust Agreement to establish a Grantor Trust to hold the Datapoint Common Stock subject to the Datapoint Option. In 1992, Datapoint exercised the Option with respect to the Datapoint preferred stock for the agreed upon price of $1.375 per share or $116,875. None of the Datapoint Option pertaining to the common stock of Datapoint was exercised in 1994 or 1993. Through September 30, 1994, an additional 21,301 shares of Preferred Stock of the Company have been issued in payment of dividends on the Preferred Stock.

After July 31, 1994, the Company and Datapoint mutually agreed to a division of the corpus in the Grantor Trust and cancellation of the Datapoint Option. Pursuant to this agreement, the Company and Datapoint sought Bankruptcy Court approval to (i) have the trustee of the Grantor Trust transfer and distribute 2.4 million shares of Datapoint Common Stock held in the Grantor Trust to Datapoint, and transfer and distribute the remaining 300,000 shares of Datapoint Common Stock to the Company, and (ii) to terminate the Datapoint Option and the Grantor Trust Agreement. An order of the Bankruptcy Court authorizing these matters was entered September 9, 1994.

On September 27, 1994, the Company consummated a loan transaction with Fidelity. Pursuant to the Loan Agreement, the Company received an additional $1.3 million in working capital in order to satisfy certain loan covenants with Foothill. Fidelity received a first-lien security interest in, among other things, the 300,000 shares of Datapoint Common Stock distributed to the Company under the arrangement with Datapoint described in the preceding paragraph, and a first-lien security interest in the shares of Canal Stock. Pursuant to the loan agreement, the Company has

                                     60

commenced the sale of its Datapoint Common Stock and Canal Capital Stock and will continue to remit all proceeds of such sales to Fidelity. As of the date of this filing, the Company has remitted $223,000 to Fidelity from such sales.

Investments in marketable securities include securities of companies affiliated with the Company by virtue of certain common directors. The aggregate cost of such securities at July 31, 1994 and 1993 was $2.7 million with no determinable market value. Included in accounts receivable at July 31, 1994 is $103,000 due from employees.

                                     61

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K
       1. AND 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and financial statement schedules are set forth in Item 8 of the Form 10-K Annual Report.
Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                                                                     PAGE NO.
                                                                     --------
 Report of Independent Auditors  . . . . . . . . . . . . . . . . . .    21

 Consolidated Statements of Financial Position
    at July 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . .    22

 Consolidated Statements of Operations for each of the three years
     in the period ended July 31, 1994  . . . . . . . . . . . . . . .   23

 Consolidated Statements of Cash Flows for each of the three years
     in the period ended July 31, 1994  . . . . . . . . . . . . . . .   24

 Consolidated Statements of Shareholders' Deficit for each
     of the three years in the period ended July 31, 1994   . . . . .   25

 Notes to Consolidated Financial Statements   . . . . . . . . . . . .   26

 Schedule V - Leasehold Improvements and Equipment and Field
     Support Spares   . . . . . . . . . . . . . . . . . . . . . . . .   68

 Schedule VI - Accumulated Depreciation of Leasehold Improvements

    and Equipment and Field Support Spares ,  . . . . . . . . . . . .   69

 Schedule VIII - Valuation and Qualifying Accounts and Reserves.  . .   70

 Schedule IX - Short Term Borrowings .  . . . . . . . . . . . . . . .   71

 Schedule X - Supplementary Income Statement Information .  . . . . .   72

  3.  EXHIBITS

  3.1-  Certificate of Incorporation (filed as Exhibit 3.1 to the
        Company's Registration Statement on Form 10 filed with the Commission on July 3, 1985, (the "Form 10") and incorporated herein by reference).

  3.2-  Certificate of Amendment of the Certificate of Incorporation
        (filed as Exhibit 3.1 to Amendment No. 2 to the Form 10 ("Form 10, Amendment No. 2") filed with the Commission on October 24, 1985 and incorporated herein by reference).

  3.3- By-laws of the Company, as amended (filed as Exhibit 3.2 to Form 10, Amendment No. 2 and incorporated herein by reference). 62

  3.4- Certificate of Amendment of the Certificate of Incorporation, dated November 8, 1990 (filed as Exhibit 3(d) to the 1990 Form 10-K and incorporated herein by reference).

  4.1-  Form of 11.99% Subordinated Debenture due July 15, 1996 (filed as
        Exhibit 4(a) to the Company's Registration Statement on Form S-1 filed with the Commission on July 22, 1986 (the "Form S-1") and incorporated herein by reference).

  4.2- Form of Indenture between the Company and Manufacturers Hanover Trust Company, as Trustee, relating to the Debentures registered (filed as Exhibit 4(b) to the Form S-1 and incorporated herein by reference).

  4.3- Indenture dated October 1, 1985 between the Company and the Manufacturers Hanover Trust Company, as Trustee, relating to the
        14 1/2% Subordinated Notes Due 1995 (filed as Exhibit (c) to Amendment No. 2 on Form 8 to the Company's Registration Statement on Form 8-A filed with the Commission on September 19, 1985 and incorporated herein by reference).

  4.4- Article Fourth of the Certificate of Incorporation of the Company (included in Exhibit 3.2).

 10.1- Agreement for Transfer of Assets and Liabilities in Exchange for Stock, dated June 29, 1985, between Datapoint and the Company (filed as Exhibit 10.1 to the Form 10 and incorporated herein by reference).

 10.2- Master Maintenance Agreement, dated June 28, 1985, between Datapoint and the Company (filed as Exhibit 10.2 to the Form 10 and incorporated herein by reference).

 10.3- Assignment and License, dated as of June 29, 1985, between the Company and Datapoint (filed as Exhibit 10.3 to the Form 10 and incorporated herein by reference).

 10.4- Datapoint License Agreement, dated as of June 29, 1985, between the Company and Datapoint (filed as Exhibit 10.4 to the Form 10 and incorporated herein by reference).

 10.5- I T License Agreement, dated as of June 29, 1985, between the Company and Datapoint (filed as Exhibit 10.5 to the Form 10 and incorporated herein by reference).

*10.6-  Employment Agreement, dated January 27, 1986, between Philip
        D. Freeman and the Company (filed as Exhibit 10(j) to the Form S-1 and incorporated herein by reference).

*10.7- 1985 Directors Stock Option Plan (filed as Exhibit 10.10 to the Form 10 and incorporated herein by reference). 63

*10.8- 1985 Employee Stock Option Plan (filed as Exhibit 10.11 to the Form 10 and incorporated herein by reference).

*10.9- Retirement Income Plan (filed as Exhibit 10.12 to the Form 10 and incorporated herein by reference).

*10.10- Executive Benefit Plan (filed as Exhibit 10.14 to the Form
        10 and incorporated herein by reference).

 10.11- Directors' and Officers' Liability Insurance Policy (filed as
        Exhibit 10(s) to the Form S-1 and incorporated herein by reference).

 10.12- TexCom Purchase Agreement, dated November 25, 1987, between the
        Company and TexCom, Inc. (filed as Exhibit C(2) to the Form 8-K filed with the Commission on December 9, 1987 and incorporated herein by reference).

*10.13- Amendment to the 1985 Directors Stock Option Plan (filed as
        Exhibit 10(o) to the 1989 Form 10-K and incorporated herein by reference).

 10.14- First Amendment to the TexCom Purchase Agreement, dated June 20,
        1989, between the Company and TexCom, Inc. (filed as Exhibit 10(v) to the 1989 Form 10-K and incorporated herein by reference).

 10.15- Acquisition Agreement, dated November 9, 1990, between Datapoint and the Company (filed as Exhibit 10(v) to the 1990 Form 10-K and incorporated herein by reference).

 10.16- Option Agreement, dated November 9, 1990, between Datapoint and the
        Company (filed as Exhibit 10(w) to the 1990 Form 10-K and incorporated herein by reference).

*10.17- Employment Agreement, dated July 1, 1991, between Asher B.
        Edelman and the Company (filed as Exhibit 10(s) to the 1991 Form 10-K and incorporated herein by reference).

*10.18- Intelogic Trace, Inc. 401(k) Retirement Savings Plan (filed as Exhibit 10.22 to the 1992 Form 10-K and incorporated herein by reference).

 10.19- Purchase Agreement, dated June 23, 1992, between Gemini Systems
        Leasing Corp., Intelogic Trace TexCom Group, Inc. and The Lockwood Association, Inc. (filed as Exhibit 10.23 to the 1992 Form 10-K and incorporated herein by reference).

 10.20- First Amendment to Purchase Agreement, dated June 23, 1992, between
        Gemini Systems Leasing Corp., Intelogic Trace TexCom Group, Inc. and The Lockwood Association, Inc. (filed as Exhibit 10.24 to the 1992 Form 10-K and incorporated herein by reference).

*10.21- First Amendment to the Employment agreement, dated July 1,
        1991, between
                                     64

        Asher B. Edelman and the Company (filed as Exhibit 10.29 to the 1992 Form 10-K and incorporated herein by reference).

*10.22- Second Amendment to the Employment Agreement, dated July 1,
        1991, between Asher B. Edelman and the Company (filed as Exhibit
        10.35 to the 1992 Form 10-K and incorporated herein by reference).

*10.23- First Amendment to the Employment Agreement, dated July 28,
        1991, between Mark S. Helwege and the Company (filed as Exhibit
        10.36 to the 1992 Form 10-K and incorporated herein by reference).

*10.24- Employment Agreement, dated August 1, 1993, between Martin
        J. Landon and the Company (filed as Exhibit 10.37 to the 1993 Form 10-K and incorporated herein by reference).

*10.25- Employment Agreement, dated October 26, 1992, between John
        Alexander Wilder and the Company (filed as Exhibit 10.38 to the 1993 Form 10-K and incorporated herein by reference).

*10.26- Employment Agreement, dated November 2, 1992, between
        Michael E. Schultz and the Company (filed as Exhibit 10.39 to the 1993 Form 10-K and incorporated herein by reference).

*10.27- Second Amendment to the Employment Agreement, dated July 28,
        1991, between Mark S. Helwege and the Company.

*10.28- Second Amendment to the Employment Agreement dated January
        27, 1986, between Philip D. Freeman and the Company.

 10.29- Agreement, dated September 27, 1994, between the Company and
        Datapoint Corporation.

 10.30- Final Order Authorizing Use of Cash Collateral, Post-Petition
        Financing, and Grant of Security Interests (describing debtor-in-possession Financing Facility between the Company and Foothill Capital Corporation) dated September 16, 1994.

 10.31- Final Order (1) Authorizing the Debtor to Incur Secured Priority
        Administrative Indebtedness Pursuant to Section 364 (c) of the Bankruptcy Code, (2) Granting Security Interests, (3) Approving Agreement Related to the Foregoing and (4) Granting Other Relief (describing the loan agreement between Fidelity Capital and Income Fund and the Company) dated November 8, 1994.

 11   - Computation of Earnings Per Share.

 21   - Subsidiaries of the Registrant.

 23   - Consent of Ernst & Young LLP.

 25   - Powers of Attorney.

 99   - Modified First Amended Plan of Reorganization of the Company, dated
        October 12, 1994.

*Management compensatory plan or arrangement.

(B)    REPORTS ON FORM 8-K:


During the quarter ended July 31, 1994, the Company filed the following current reports on Form 8-K:

DATE FILED                           DESCRIPTION
- - ------------                         -----------
May 16, 1994       Form 8-K reported the settlement of two shareholders
                   derivative lawsuits brought against certain of the Company's present and former directors (see Note 16 to the consolidated financial statements included elsewhere in this filing).

May 24, 1994       Form 8-K announced that Mark S. Helwege had been named
                   Chief Executive Officer and a Member of the Office of the President. Additionally, it reported the resignation of J. Alec Wilder as Chief Operating Officer and a Member of the Office of the President.

June 8, 1994       Form 8-K announced the resignation of Dwight D.
                   Sutherland as a director and the appointment of Mark S.
                   Helwege, Chief Executive Officer and Member, Office of the President, as director.

July 15, 1994      Form 8-K reported that the Company is engaged in
                   discussions with its largest bondholders to explore the restructuring of the Company's debt.

                                                                     SCHEDULE V
                    INTELOGIC TRACE, INC. AND SUBSIDIARY
       LEASEHOLD IMPROVEMENTS AND EQUIPMENT AND FIELD SUPPORT SPARES
                              (In thousands)

                                                            BALANCE
                                                              AT                                                            BALANCE
                                                           BEGINNING                                         OTHER<F9>       AT END
CLASSIFICATION                                             OF YEAR     ADDITIONS          RETIREMENTS        CHANGES        OF YEAR
- - ------------------------------------------------------------------------------------------------------------------------------------
JULY 31, 1994
Leasehold improvements and equipment:
  Leasehold improvements ..........................        $ 4,442        $     30         $    (13)        $-               $ 4,459
  Computer equipment ..............................         19,498             246             (310)            --            19,434
  Other machinery, equipment, furniture
    and fixtures ..................................          7,429              38             (473)            --             6,994
                                                           -------        --------         --------         --------         -------
                                                           $31,369        $    314         $   (796)        $-               $30,887
                                                           =======        ========         ========         ========         =======
Field support spares ..............................        $63,891        $  5,764         $(14,140)        $(19,740)        $35,775
                                                           =======        ========         ========         ========         =======
JULY 31, 1993
Leasehold improvements and equipment:
  Leasehold improvements ..........................        $ 4,427        $     15         $-               $-               $ 4,442
  Computer equipment ..............................         19,364             134             --               --            19,498
  Other machinery, equipment, furniture
    and fixtures ..................................          7,389              40             --               --             7,429
                                                           -------        --------         --------         --------         -------
                                                           $31,180        $    189         $-               $-               $31,369
                                                           =======        ========         ========         ========         =======
Field support spares ..............................        $89,602        $  8,293         $(31,928)        $ (2,076)        $63,891
                                                           =======        ========         ========         ========         =======
JULY 31, 1992
Leasehold improvements and equipment
  Leasehold improvements ..........................        $ 4,299        $    159         $    (18)        $    (13)        $ 4,427
  Computer Equipment ..............................         19,432             281             --               (349)         19,364
  Other machinery, equipment, furniture
    and fixtures ..................................          7,196             200               (7)            --             7,389
                                                           -------        --------         --------         --------         -------
                                                           $30,927             640              (25)            (362)        $31,180
                                                           =======        ========         ========         ========         =======
Field support spares ..............................        $85,392        $ 12,220         $ (7,159)        $   (851)        $89,602
                                                           =======        ========         ========         ========         =======

<F9>    "Other Changes" represents transfers to and from inventory and other classifications and a write down of field support spares to net realizable value in 1994.

                                                               SCHEDULE VI
                   INTELOGIC TRACE, INC. AND SUBSIDIARY
          ACCUMULATED DEPRECIATION OF LEASEHOLD IMPROVEMENTS AND
                    EQUIPMENT AND FIELD SUPPORT SPARES
                              (In thousands)

                                                      BALANCE
                                                        AT        CHARGED TO                                                BALANCE
                                                                           BEGINNING     PROFIT               OTHER<F10>   AT END
CLASSIFICATION                                                              OF YEAR     AND LOSS  RETIREMENT   CHANGE      OF YEAR
- - ------------------------------------------------------------------------------------------------------------------------------------
JULY 31, 1994
Leasehold improvements and equipment:
    Leasehold improvements ............................................    $ 4,126    $    135     $    --      $   --       $ 4,261
    Computer equipment                                                      18,240         580         (71)         --        18,749
    Other machinery, equipment, furniture
      and fixtures ....................................................      6,927         292         (555)        --         6,664
                                                                           -------    --------     --------     -------      -------
                                                                           $29,293    $  1,007     $   (626)    $   --       $29,674
                                                                           =======    ========     ========     =======      =======
Field support spares ..................................................    $37,103    $ 10,187     $(14,140)    $   --       $33,150
                                                                           =======    ========     ========     =======      =======

JULY 31, 1993
Leasehold improvements and equipment:
    Leasehold improvements ............................................    $ 3,942    $    184     $   --         $  --      $ 4,126
    Computer equipment                                                      17,744         496         --            --       18,240
    Other machinery, equipment, furniture
      and fixtures ....................................................      6,279         648         --            --        6,927
                                                                           -------    --------     -------        ------     -------
                                                                           $27,965    $  1,328     $   --         $  --      $29,293
                                                                           =======    ========     =======      ========     =======
Field support spares ..................................................    $58,940    $ 10,039     $(31,928)    $     52     $37,103
                                                                           =======    ========     ========     ========     =======
JULY 31, 1992
Leasehold improvements and equipment:
    Leasehold improvements ............................................    $ 3,766    $    216     $    (36)    $     (4)    $ 3,942
    Computer equipment ................................................     16,710       1,062         --            (28)     17,744
    Other machinery, equipment, furniture
      and fixtures ....................................................      5,837         447           (5)        --         6,279
                                                                           -------    --------     --------     --------     -------
                                                                           $26,313    $  1,725     $    (41)    $    (32)    $27,965
                                                                           =======    ========     ========     ========     =======
Field support spares ..................................................    $53,631    $ 12,468     $ (7,159)        --       $58,940
                                                                           =======    ========     ========     ========     =======

<F10>   "Other Changes" represents transfers to and from inventory and other classifications.

                                                                   SCHEDULE VIII
                   INTELOGIC  TRACE, INC. AND SUBSIDIARY
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               (In thousands)

                                                                                ADDITIONS
                                                BALANCE AT            ---------------------------     BALANCE
                                                BEGINNING  CHARGED TO CHARGED TO                       AT END
           CLASSIFICATION                       OF YEAR  EXPENSES<F11>  REVENUE<F12>   DEDUCTIONS     OF YEAR
- - --------------------------------------------------------------------------------------------------------------
ALLOWANCE DEDUCTED FROM ASSETS FOR
  DOUBTFUL ACCOUNTS RECEIVABLE:

       YEAR ENDED JULY 31, 1994                  $3,342      $1,650     $(1,171)        $(941)<F13>    $2,880
                                                 ======      ======     =======         =====          ======
       YEAR ENDED JULY 31, 1993                  $3,353        $335        $237         $(583)<F13>    $3,342
                                                 ======      ======     =======         =====          ======
       YEAR ENDED JULY 31, 1992                  $2,437        $912        $54          $(750)<F13>    $3,353
                                                 ======        ====     ======          =====          ======

VALUATION ALLOWANCE FOR DEFERRED TAX

   ASSETS:

       YEAR ENDED JULY 31, 1994                 $   -         $   -      $   -        $  18,710<F14>  $18,710
                                                =====         =====      =====        =========       =======
       YEAR ENDED JULY 31, 1993                 $   -         $   -      $   -        $       -       $     -
                                                =====         =====      =====        =========       =======
       YEAR ENDED JULY 31, 1992                 $   -         $   -      $   -        $       -       $     -
                                                =====         =====      =====        =========      ========

<F11>   Provision for bad debt.

<F12>   Provision for billing adjustments.

<F13>   Amounts written off net of recoveries.

<F14>   Valuation allowance recognized to offset deferred tax asset.

                                                                 SCHEDULE  IX

                   INTELOGIC TRACE, INC. AND SUBSIDIARY
                           SHORT TERM BORROWINGS
                              (IN THOUSANDS)

                                                             WEIGHTED             MAXIMUM        AVERAGE AMOUNT       WEIGHTED
                                           BALANCE           AVERAGE              AMOUNT          OUTSTANDING         AVERAGE
CATEGORY OF AGGREGATE                       AT END           INTEREST           OUTSTANDING         DURING          INTEREST RATE
SHORT TERM BORROWINGS                      OF YEAR             RATE             DURING PERIOD      PERIOD<F15>    DURING PERIOD<F16>

1994:
PAYABLE TO BANK ..............              $7,919             9.3%                 $10,080         $6,033             10.3%
                                            ======             ====                 =======         ======             =====
1993:

  PAYABLE TO BANK ............              $4,377             9.9%                  $9,730         $5,889              8.8%
                                            ======             ====                 =======         ======             =====
1992:

  PAYABLE TO BANK ............              $6,913             9.9%                  $6,913           $528             10.7%
                                            ======             ====                 =======         ======             =====

<F15>   Average amounts outstanding during the year were determined based on the daily amounts outstanding. The weighted average interest rate during the year was computed by dividing actual interest expense for the year by average short term borrowings during the year.

<F16>   Amounts are secured by accounts receivable, field support spares and equipment.

                                    71
                                                                   SCHEDULE X

                   INTELOGIC  TRACE, INC. AND SUBSIDIARY
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                               (IN THOUSANDS)

                                             YEARS ENDED JULY 31,
                                   --------------------------------------------
                                    1994                 1993              1992
                                   --------------------------------------------
MAINTENANCE AND REPAIRS            $ 9,506             $ 7,433           $10,101
                                   =======             =======           =======

The majority of maintenance and repairs expenses relate to the repair of field support spares. Amounts for depreciation, amortization, taxes other than payroll and income taxes, royalties and advertising are not presented, as such amounts are either less than 1% of total revenue or have been disclosed in the consolidated financial statements.

                                     72

                                 SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            INTELOGIC TRACE, INC.
                                                 (REGISTRANT)
DATED: NOVEMBER 14, 1994
                                    BY:     MIKE R. ELLIS
                                            MIKE R. ELLIS
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                            OFFICER (PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

 SIGNATURE                CAPACITY                                  DATE
 ---------                --------                                  ----

      *                   DIRECTOR, CHAIRMAN OF THE           NOVEMBER 14, 1994
(ASHER B. EDELMAN)        BOARD OF DIRECTORS, OFFICE
                          OF THE PRESIDENT

      *                   DIRECTOR                            NOVEMBER 14, 1994
(GERALD N. AGRANOFF)

      *                   DIRECTOR                            NOVEMBER 14, 1994
(LEON BOTSTEIN)

      *                   DIRECTOR, OFFICE OF THE PRESIDENT,  NOVEMBER 14, 1994
(MARK S. HELWEGE)         AND CHIEF EXECUTIVE OFFICER
                          (PRINCIPAL EXECUTIVE OFFICER)

      *                   DIRECTOR                            NOVEMBER 14, 1994
(DANIEL R. KAIL)

      *                   DIRECTOR                            NOVEMBER 14, 1994
(MICHAEL E. SCHULTZ)

*BY MIKE R. ELLIS, VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND
ATTORNEY-IN-FACT.
                                     73