Form 10-Q
period 1994-10-31
INTELOGIC TRACE INC
filed 1994-12-15
CIK 771993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1994

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                         COMMISSION FILE NUMBER 1-8948

                             INTELOGIC TRACE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW YORK                                      74-2368260
  (STATE OR OTHER JURISDICTION OF                      (I. R. S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       TURTLE CREEK TOWER I
  P.O. BOX 400044, SAN ANTONIO, TX                          78229-8415
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                  210-593-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

The number of shares outstanding of registrant's common stock, par value $.01 per share, as of December 8, 1994 was 12,505,631 shares.

                             INTELOGIC TRACE, INC.
                                                                        PAGE NO.
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements:

               Consolidated  Statements of Financial Position as
                 of October 31, 1994 (Unaudited) and July 31, 1994.......   4

               Unaudited Consolidated Statements of Operations for the
                 Three Months Ended October 31, 1994 and 1993............   5

               Unaudited Consolidated Statements of Cash Flows for the
                 Three Months Ended October 31, 1994 and 1993............   6

               Notes to Unaudited Consolidated Financial Statements......   7

   Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................  13


PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings.........................................  17

   Item 5.     Other Information.........................................  18

   Item 6.     Exhibits and Reports on Form 8-K..........................  18


SIGNATURES     ..........................................................  22

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             INTELOGIC TRACE, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       (In thousands, except share data)

                                                         OCTOBER 31,   JULY 31,
                                                           1994          1994
                                                         ----------    --------
                                                        (Unaudited)
ASSETS
Current Assets
   Cash and temporary investments ....................   $      202    $    605
   Marketable securities, net ........................          750        --
   Accounts receivable, net ..........................        4,594       7,192
   Field support spares, net .........................        2,511        --
   Net assets of discontinued operations .............          167         200
   Inventory .........................................          675         326
   Prepaid expenses ..................................        1,120       1,038
   Deposits and other current assets .................          324         260
                                                         ----------    --------
      Total current assets ...........................       10,343       9,621
Leasehold Improvements and Equipment, net ............        1,009       1,213
Field Support Spares, net ............................          100       2,625
Intangible Assets, net ...............................        1,850       1,864
Other Assets .........................................          427         246
                                                         ----------    --------
      Total assets ...................................   $   13,729    $ 15,569
                                                         ==========    ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities Not Subject To Compromise
   Accounts payable ..................................        2,438       1,571
   Accrued expenses ..................................        3,270       2,534
   Note payable ......................................        1,076        --
   Short-term borrowings .............................        6,689       7,919
   Deferred revenue ..................................        6,455       9,690
      Total current liabilities ......................       19,928      21,714
Liabilities Subject to Compromise ....................       62,205      62,252
Deferred Income Taxes and Other Liabilities ..........          441         441
$10.00 Redeemable Preferred Stock; 65,000 shares
   authorized; 0 and 46,301 shares issued and
   outstanding at October 31, 1994 and July 31, 1994,
   respectively; $100 mandatory redemption value .....         --         4,691
Commitments and Contingencies (Note 6)
Shareholders' Deficit
   Preferred stock ($.01 par; 20,000,000 shares
     authorized) .....................................         --          --
   Common stock ($.01 par; 40,000,000 shares
     authorized, 19,908,398 shares issued) ...........          199         199
   Additional paid-in capital ........................       56,925      51,508
   Retained deficit ..................................      (70,561)    (69,695)
   Foreign currency translation adjustment ...........          (17)         28
   Less common stock in treasury - at cost (7,402,174
     and 7,420,764 shares at October 31, 1994 and
     July 31, 1994, respectively ) ...................      (52,974)    (53,152)
   Retirement valuation reserve ......................       (2,417)     (2,417)
                                                         ----------    --------
      Total shareholders' deficit ....................      (68,845)    (73,529)
                                                         ----------    --------
         Total liabilities and shareholders' deficit .   $   13,729    $ 15,569
                                                         ==========    ========

          See accompanying notes to consolidated financial statements.

                             INTELOGIC TRACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)
                                                              THREE MONTHS
                                                            ENDED OCTOBER 31,
                                                         ----------------------
                                                          1994           1993
                                                         -------        -------
Revenue
   Service .......................................       $12,914        $19,870
   Sales .........................................         3,708            232
                                                         -------        -------
      Total Revenue ..............................        16,622         20,102
                                                         -------        -------
Cost of Revenue
   Service .......................................         9,430        $16,175
   Sales .........................................         2,855             86
                                                         -------        -------
      Total Cost of Revenue ......................        12,285         16,261
                                                         -------        -------

      Gross Profit ...............................         4,337          3,841

Operating Expenses
   Selling, general and administrative expenses ..         3,837          4,691
   Restructuring charges .........................            47           --
                                                         -------        -------
      Total Operating Expenses ...................         3,884          4,691
                                                         -------        -------

      Earnings (Loss) From Operations ............           453           (850)

Other Income (Expense)
   Reorganization charges - bankruptcy ...........          (934)          --
   Interest expense ..............................          (554)        (1,636)
   Other, net ....................................           169           (100)
                                                         -------        -------

      Loss From Continuing Operations Before Taxes          (866)        (2,586)
Income Tax Benefit ...............................          --            1,193
                                                         -------        -------

      Loss From Continuing Operations ............          (866)        (1,393)
                                                         -------        -------
Earnings from Discontinued Operations ............          --              828
                                                         -------        -------

      Net Loss ...................................       $  (866)       $  (565)
                                                         =======        =======

      Net Loss, Less Preferred Stock Dividends ...       $  (866)       $  (744)
                                                         =======        =======

Earnings (Loss) Per Common Share
   Loss from continuing operations ...............       $  (.07)       $  (.13)
   Earnings from discontinued operations .........          --              .07
                                                         -------        -------
         Net Loss Per Common Share ...............       $  (.07)       $  (.06)
                                                         =======        =======

Weighted Average Common Shares Outstanding .......        12,497         12,074
                                                         =======        =======

          See accompanying notes to consolidated financial statements.

                             INTELOGIC TRACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                              THREE MONTHS
                                                            ENDED OCTOBER 31,
                                                         ----------------------
                                                          1994           1993
                                                         -------        -------
Operating Activities
   Net loss ......................................       $  (866)       $  (565)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization ...........           224          3,565
         Adjustment to net assets of discontinued
           operations ............................          --             (828)
         Deferred income tax benefit .............          --           (1,191)
         Provision for doubtful accounts .........         1,971          1,963
         Other ...................................           (26)           272
      Changes in operating assets and liabilities
      Accounts receivable ........................           627           (892)
      Other assets ...............................          (634)           273
      Accounts payable and accrued expenses ......         1,696          1,436
      Deferred revenue ...........................        (3,235)        (2,779)
      Other current liabilities ..................          --             (116)
                                                         -------        -------
         Net Cash Provided By (Used In)
           Operating Activities ..................          (243)         1,138

Investing Activities
   Purchase of spares and other fixed assets .....            (6)        (2,208)
                                                         -------        -------
         Net Cash Used In Investing Activities ...            (6)        (2,208)

Financing Activities
   Net change in revolving loan facility .........        (1,230)           438

   Proceeds from note payable ....................         1,300           --
   Payments on note payable ......................          (224)          --
                                                         -------        -------
         Net Cash Provided By (Used In) Financing
           Activities ............................          (154)           438

Net Decrease in Cash and Temporary Investments ...          (403)          (632)
Cash and Temporary Investments, beginning
  of period ......................................           605          1,626
                                                         -------        -------
Cash and Temporary Investments, end of period ....       $   202        $   994
                                                         =======        =======

          See accompanying notes to consolidated financial statements.

                             INTELOGIC TRACE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1994

1.   INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the Interim Unaudited Consolidated Financial Statements of Intelogic Trace, Inc. and its wholly owned subsidiaries (the "Company") include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of October 31, 1994, and the results of its operations for the three months ended October 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The Interim Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of Intelogic Trace, Inc. for the year ended July 31, 1994.

2.   SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Intelogic Trace, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of shares outstanding during the period, after giving effect for preferred stock dividends. Because operations resulted in a loss, common stock equivalents were not considered in the computation as their effect would be anti-dilutive.

   CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to the prior period statements to conform them to the October 31, 1994, presentation.

3.   STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURE

Cash paid for interest was $261,000 and $123,000 for the three months ended October 31, 1994 and 1993, respectively. Cash paid for income taxes was $25,000 and $6,000 for the three months ended October 31, 1994 and 1993, respectively. For the three months ended October 31, 1994, the Company entered into a noncash transaction with Datapoint Corporation ("Datapoint").
See Note 5 for further discussion.

4.   PETITION FOR RELIEF UNDER CHAPTER 11

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

On August 5, 1994, the Company filed a voluntary petition for reorganization under Chapter 11. As a result of discussions with its Principal Debentureholders, contemporaneously with filing the petition, the Company filed a Plan of Reorganization setting forth the terms of the proposed restructuring. Under Chapter 11, enforcement of certain claims in existence prior to the filing of the petition are stayed, while the Company continues operations in the ordinary course of business as debtor-in-possession. These claims are reflected in the consolidated financial statements as of October 31, 1994, as "liabilities subject to compromise." Additional prepetition claims may arise subsequent to the petition date resulting from the rejection of executory contracts and/or leases and determination of the Court of allowed claims for contingencies and other disputed amounts.

On October 4, 1994, the Court approved the Company's Disclosure Statement. The Disclosure Statement, as modified and amended, describes the Plan proposed by the Company. The Plan was submitted to a vote of creditors, security holders and parties in interest, was confirmed by the Bankruptcy Court on November 22, 1994, and the confirmation order was entered on November 28, 1994. The Plan will, among other things, cause the following to occur following December 8, 1994, the Effective Date of the Plan: (1) administrative and tax claims will be paid in full; (2) a new series of Preferred Stock will be issued to certain holders of unsecured claims; (3) a four-for-one reverse split of the common stock will be consummated, with existing common shareholders retaining approximately 25% of the Company's common stock outstanding after the Effective Date, and (4) certain holders of unsecured claims will also receive shares of new common stock that will equal 75% of the shares of common stock outstanding after the Effective Date.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Plan, however, will materially change the amounts reported in the consolidated financial statements as of the Effective Date. The financial statements included herein do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Plan. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with financing agreements, generation of sufficient cash from operations and financing sources to meet obligations, and achievement of satisfactory levels of future operating profit.

In November 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance provided by SOP 90-7, the Company will adopt "fresh start" reporting as of the effective date of the Plan. Under "fresh start" reporting, the reorganization value of the entity will be allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identifiable intangible assets of the emerging entity, such amounts are to be reported as "reorganization value in excess of amounts allocable to identifiable intangible assets" and amortized over a period of years, generally substantially less than forty years. As a result of adopting "fresh start" reporting upon emerging from Chapter 11 status, the Company's consolidated financial statements will not be comparable with those prepared before the Plan is confirmed, including the historical consolidated financial statements included herein. The Company is in the process of obtaining an independent determination of such reorganization value.

In addition to fresh start reporting, SOP 90-7 provides guidance for financial reporting by entities that have filed petitions with the Court and expect to reorganize under Chapter 11. The Company followed these guidelines in the accompanying October 31, 1994, consolidated financial statements. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under the Plan, holders of those claims will receive Company securities based upon the amount of their claims.

As of October 31, 1994, prepetition liabilities subject to compromise consist of the following (in thousands):

              11.99% Subordinated Debentures due 1996.....  $ 49,924
              Accounts payable............................     6,532
              Accrued interest payable....................     3,324
              Contribution payable to pension plan........     2,417
              Other liabilities...........................         8
                                                             -------
                                                             $62,205
                                                             =======

During October 1994, the Company notified the Pension Benefit Guaranty Corporation (the "PBGC") of its intent to terminate its pension plan effective December 31, 1994. A Bankruptcy Court hearing was held on November 9, 1994, at which the Judge found that a distress termination of the retirement income plan was appropriate and so ordered. The Company has negotiated a settlement with the PBGC consistent with the Plan under which the PBGC shall be treated as a Class 6 creditor and shall receive a prorata distribution with other Class 6 creditors and an amount of new preferred stock equal to 20% of the new preferred stock that the PBGC would otherwise receive as a Class 6 creditor.

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

5.   INVESTMENT IN AFFILIATE

On September 27, 1994, the Company entered into an agreement (the "Agreement") with Datapoint. Of the 2,743,385 shares of Datapoint common stock held by the Company at July 31, 1994, 2.4 million shares were distributed to Datapoint pursuant to the terms of the Agreement. The remaining 343,385 shares were retained by the Company. In addition, the Agreement called for the cancellation of the Company's $10 Redeemable Preferred Stock (the "Preferred Stock") issued to Datapoint on November 9, 1990, in connection with the purchase of Datapoint Canada, subsequently renamed Intelogic Trace Canada, Inc. Also resulting from the purchase of Datapoint Canada and subsequently canceled on September 27, 1994, was an option issued to Datapoint to purchase all of the Company's holdings of Datapoint common and preferred stock. The effect of the Agreement caused the cancellation and return to the Company of the Preferred Stock and the recording of the shares of Datapoint common stock at fair market value resulting in an increase to additional paid-in capital of $5.7 million.

Of the 343,385 shares of Datapoint common stock held by the Company, 43,385 shares were sold as of October 31, 1994. The Company intends to sell the remaining 300,000 shares which are classified as marketable securities and recorded at their fair market value as of October 31, 1994.

6.   CONTINGENCIES

The Company filed a Voluntary Petition on August 5, 1994 under Chapter 11 of the United States Bankruptcy Court. A Disclosure Statement to the Plan of Reorganization of the Company was approved by the Court. The Company's Plan was confirmed by the Court on November 22, 1994. See Note 4 for further discussion.

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

On May 13, 1994, the Company announced that although it and the Board of Directors expressly disclaim and deny any liability or wrongdoing with respect to the allegations, a settlement had been reached in order to avoid the additional expense, burden, inconvenience and distraction of continued litigation. Pursuant to the settlement agreement, which is subject to Bankruptcy and District Court approval, the Company will receive $2.4 million less attorney's fees and expenses (not to exceed $800,000) awarded by the Court. In addition, the Company has agreed to form a committee of the Board to address and approve certain matters relating to the Company's current and prospective investments. The cash portion of the settlement is fully covered by the Company's director and officer liability insurance but may be offset in whole or in part by future director and officer liability insurance premium increases. A United States District Judge for the Southern District of New York has held a hearing concerning the fairness of the proposed settlement. However, no opinion has yet been issued. The Judge has referred the case to the Bankruptcy Court for further adjudication consistent with bankruptcy laws. Due to the current uncertainty as to any recovery, the Company has not recorded any receivable. The Judge held a hearing on this matter on November 28, 1994, and has requested that the parties submit briefs on certain matters. The matter is still under advisement.

On October 4, 1994, certain Debentureholders filed an adversary proceeding in the Bankruptcy Court against the Company alleging securities law violations and certain other common law causes of action. The litigation relates to the Company's purchases of securities, including Datapoint Stock and related actions. The plaintiffs in the adversary proceeding seek monetary damages, attorney's fees, and costs of suit. A hearing on this matter is scheduled for January 23, 1995.

The Internal Revenue Service ("IRS") has issued assessment letters relating to the consolidated federal income tax returns of the Company for the years 1986 through 1992. The IRS letters propose assessments totaling $31.0 million in additional taxes plus interest. The assessment primarily involves the industry-wide issue of the appropriate method for cost recovery of spare parts. A recent case on the same issue was decided in the taxpayer's favor by the United States Tax Court, but is being appealed by the IRS. If the decision was followed by courts with jurisdiction over the Company, the remaining proposed assessment would be approximately $2.5 million in additional taxes plus interest. The Company strongly disagrees with the proposed adjustments and has filed a protest, appealing each of the adjustments in the IRS report. During 1994, the Company negotiated a settlement with the IRS and on October 3, 1994, the IRS appeals officer provided the Company a settlement document indicating a refund of $1.1 million net of interest costs. The IRS settlement document is subject to approval by the Joint Committee of Congress and therefore, the ultimate outcome cannot presently be determined. Accordingly, the Company has not recorded a receivable for any possible refund.

The Company is a party to various legal proceedings in the ordinary course of business. The Company believes that there is no proceeding either threatened or pending against the Company that could result in a materially adverse effect on the business or the financial condition of the Company.

7.   SUBSEQUENT EVENTS

  CONFIRMATION OF PLAN OF REORGANIZATION

On November 22, 1994, the Company's proposed Plan of Reorganization was confirmed by the Bankruptcy Court. See Note 4 for further discussion.

  EXIT FINANCING

Prior to the confirmation of the Plan, the Company obtained commitments for exit financing from Foothill Capital Corporation ("Foothill") and Fidelity Capital & Income Fund ("Fidelity") to make certain loan and financial accommodations to the Company. The Company entered into an amended and restated general loan and security agreement with Foothill. The agreement provides for revolving advances, the proceeds of which may be used for working capital needs and limited capital expenditures. The revolving advances may not exceed the lesser of: the maximum amount defined as (a) $4.5 million until June 30, 1995, reducing $100,000 per month thereafter through December 1, 1995, at which time such amount shall be and remain at $3.9 million or (b) a defined borrowing base. The defined borrowing base is a percentage of eligible accounts receivable plus an allowed overadvance of up to $1.0 million of which such overadvance, if any, is to be purchased by Fidelity from Foothill on or before January 17, 1995. The percentage to be applied to eligible accounts for purposes of calculating the borrowing base will decrease ratably from 80% over the period from the Effective Date through March 22, 1995, at which time such percentage shall be and will remain at 70% through December 31, 1995, the final maturity of Foothill's loan. Borrowings from Foothill are secured by a first lien on the Company's accounts receivable and a first lien on inventory until the allowed overadvance, if any, is repaid. Foothill will retain a junior lien in all other existing assets and shall share prorata in the after acquired assets with Fidelity based upon outstanding balances owed. Outstanding borrowings accrue interest at 4 1/2 percentage points above the prime rate. The Company is required to pay a commitment fee of 1/2 of 1% per annum on the average unused portion of the maximum amount. The agreement expires on December 31, 1995, at which time all borrowings are due.

The Company also entered into a loan agreement with Fidelity which provides for an initial advance of $5.0 million to the Company and an amount not to exceed $1.0 million solely for the purpose of purchasing an overadvance, if any, from Foothill on or before January 17, 1995. The proceeds of the initial advance were used to repay the existing overadvance on the Company's indebtedness to Foothill and the remaining proceeds were used to pay claims of creditors and expenses incurred by the Company in connection with the Plan of Reorganization. Borrowings from Fidelity are secured by a first lien on inventory (after the overadvance, if any); a potential refund from the IRS; shares of Datapoint common stock; and amounts, if any, from the settlement of shareholder litigation described in Note 6 to the Consolidated Financial Statements. Fidelity will retain a junior lien on all other existing assets and shall share prorata in the after acquired assets with Foothill. Mandatory prepayments are required only upon the realization of proceeds from assets securing the loan. The outstanding borrowings accrue interest at 15% per annum. In addition, the Company will pay Fidelity a closing fee consisting of 6,667 shares of the Company's new 10% Preferred Stock. The principal amount of the loan, together with any accrued and unpaid interest is due and payable on December 31, 1995.

  SALE OF FIELD SUPPORT SPARES

On November 22, 1994, the Company sold its field support spares for a total of $2.6 million to PC Service Source ("PCSS"). The Company received $1.4 million of the proceeds and will receive the remaining proceeds of $1.2 million in installments of $100,000 per month beginning in December 1994. In connection with the sale of the field support spares, the Company negotiated an agreement with PCSS for the outsourcing of the Company's logistics and repair operations. In anticipation of this sale, the Company valued its field support spares as of July 31, 1994 at their estimated net realizable value of $2.6 million. Accordingly, during the quarter ended October 31, 1994, the Company ceased depreciating its field support spares and commenced recording the purchase of all new field support spares as cost of service currently.

  SUSPENSION OF TRADING BY NEW YORK STOCK EXCHANGE / TRADING ON THE OTC
    BULLETIN BOARD

On December 8, 1994, the New York Stock Exchange suspended trading of the Company's common stock and 11.99% Subordinated Debentures based on the failure of the Company to meet the continued listing criteria of the New York Stock Exchange. The Company commenced trading under the symbol "ITLG" on the OTC Bulletin Board Service on December 13, 1994.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Years referred to are fiscal years)

OVERVIEW

During Spring 1994, the Company experienced an increased reliance on borrowed funds to satisfy working capital requirements, principally as a result of continued erosion in operating performance. The Company engaged a company to review cash flows, financial needs, liquidity concerns, and provide recommendations to establish both immediate and long-term improvements in cash flow, profitability, asset management, and capital structure. Liquidity pressures continued to increase and the Company determined that the aggregate borrowing availability under its revolving credit agreement would not be sufficient to meet the Company's obligations on a current basis. The Company's liquidity shortfall was compounded by the semi-annual interest payment due July 15, 1994, of $3.0 million on the $49.9 million in principal amount of Debentures. In addition to ongoing discussions with its lender, during late June and early July 1994, the Company held discussions with the Principal Debentureholders regarding a potential restructuring of that obligation. On July 15, 1994, the Company filed a Current Report on Form 8-K disclosing that it was negotiating with its Principal Debentureholders and that it would not make the interest payment on the Debentures. On July 21, 1994, the Indenture Trustee for the Debentures issued its notice of default. Pursuant to the terms of the Indenture, a failure to make the semi-annual interest payment within the thirty-day grace period allowed by the Indenture would cause an Event of Default to have occurred. Due to increasing pressures on available capital, the nonpayment of a promissory note to the Company and potential terminations of certain leases, licenses, and contracts due to financial defaults, the Board of Directors reached the conclusion that the protection of the Bankruptcy Code was necessary in order to consummate the restructuring of the Debentures and the revolving financing facility.

On August 5, 1994, the Company filed a voluntary petition for reorganization under Chapter 11. As a result of discussions with its Principal Debentureholders, contemporaneously with filing the petition, the Company filed a Plan of Reorganization setting forth the terms of the proposed restructuring. Under Chapter 11, enforcement of certain claims in existence prior to the filing of the petition are stayed, while the Company continues operations in the ordinary course of business as debtor-in-possession. These claims are reflected in the consolidated financial statements as of October 31, 1994, as "liabilities subject to compromise." Additional prepetition claims may arise subsequent to the petition date resulting from the rejection of executory contracts and/or leases and determination of the Court of allowed claims for contingencies and other disputed amounts.

On October 4, 1994, the Court approved the Company's Disclosure Statement. The Disclosure Statement, as modified and amended, describes the Plan proposed by the Company. The Plan was submitted to a vote of creditors, security holders and parties in interest, was confirmed by the Bankruptcy Court on November 22, 1994, and the confirmation order was entered on November 28, 1994. The Plan will, among other things, cause the following to occur following December 8, 1994, the Effective Date of the Plan: (1) administrative and tax claims will be paid in full; (2) a new series of Preferred Stock will be issued to certain holders of unsecured claims; (3) a four-for-one reverse split of the common stock will be consummated, with existing common shareholders retaining approximately 25% of the Company's common stock outstanding after the Effective Date, and (4) certain holders of unsecured claims will also receive shares of new common stock that will equal 75% of the shares of common stock outstanding after the Effective Date.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Plan, however, will materially change the amounts reported in the consolidated financial statements as of the Effective Date. The financial statements included herein do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Plan. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with financing agreements, generation of sufficient cash from operations and financing sources to meet obligations, and achievement of satisfactory levels of future operating profit.

  DEBTOR-IN-POSSESSION FINANCING

On September 16, 1994, the Court entered an order approving a debtor-in-possession credit agreement (the "DIP Facility"). The DIP Facility consists of an extension and modification of the previously existing credit agreement with Foothill. Borrowings under the DIP Facility bear interest at the prime rate plus 4.5 percent, are payable monthly in arrears, and are secured by a lien on substantially all of the assets of the Company. Under the terms of the DIP Facility, the Company is not authorized to use the collateral (i) upon an event of non-compliance with the Bankruptcy Court order approving the DIP Facility, (ii) after December 31, 1994, unless extended by mutual agreement of the Company and Foothill, or (iii) after entry of an order by the Court confirming a plan of reorganization of the Company.

In September, the Company determined that it would require $1.3 million post-petition credit in addition to the DIP Facility to provide additional working capital for continued operations. Under approval of the Court, the Company obtained this additional credit from Fidelity Capital and Income Fund ("Fidelity"), a Principal Debentureholder, at an annual interest rate of 15%. The balance of this note is classified as a note payable in the October 31, 1994 statement of financial position.

Although no assurance can be made, management believes the Company can generate sufficient cash from operations and from existing financing sources to meet its obligations on a current basis during the pendency of the Case.

  EXIT FINANCING

Prior to the confirmation of the Plan, the Company obtained commitments for exit financing from Foothill and Fidelity to make certain loan and financial accommodations to the Company. The Company entered into an amended and restated general loan and security agreement with Foothill. The agreement provides for revolving advances, the proceeds of which may be used for working capital needs and limited capital expenditures. The revolving advances may not exceed the lesser of: the maximum amount defined as (a) $4.5 million until June 30, 1995, reducing $100,000 per month thereafter through December 1, 1995, at which time such amount shall be and remain at $3.9 million or (b) a defined borrowing base. The defined borrowing base is a percentage of eligible accounts receivable plus an allowed overadvance of up to $1.0 million of which such overadvance, if any, is to be purchased by Fidelity from Foothill on or before January 17, 1995. The percentage to be applied to eligible accounts for purposes of calculating the borrowing base will decrease ratably from 80% over the period from the Effective Date through March 22, 1995, at which time such percentage shall be and will remain at 70% through December 31, 1995, the final maturity of Foothill's loan. Borrowings from Foothill are secured by a first lien on the Company's accounts receivable and a first lien on inventory until the allowed overadvance, if any, is repaid. Foothill will retain a junior lien in all other existing assets and shall share prorata in the after acquired assets with Fidelity based upon outstanding balances owed. Outstanding borrowings accrue interest at 4 1/2 percentage points above the prime rate. The Company is required to pay a commitment fee of 1/2 of 1% per annum on the average unused portion of the maximum amount. The agreement expires on December 31, 1995, at which time all borrowings are due.

The Company also entered into a loan agreement with Fidelity which provides for an initial advance of $5.0 million to the Company and an amount not to exceed $1.0 million solely for the purpose of purchasing an overadvance, if any, from Foothill on or before January 17, 1995. The proceeds of the initial advance were used to repay the existing overadvance on the Company's indebtedness to Foothill and the remaining proceeds were used to pay claims of creditors and expenses incurred by the Company in connection with the Plan of Reorganization. Borrowings from Fidelity are secured by a first lien on inventory (after the overadvance, if any); a potential refund from the IRS; shares of Datapoint common stock; and amounts, if any, from the settlement of shareholder litigation described in Note 6 to the Consolidated Financial Statements. Fidelity will retain a junior lien on all other existing assets and shall share prorata in the after acquired assets with Foothill. Mandatory prepayments are required only upon the realization of proceeds from assets securing the loan. The outstanding borrowings accrue interest at 15% per annum. In addition, the Company will pay Fidelity a closing fee consisting of 6,667 shares of the Company's new 10% Preferred Stock. The principal amount of the loan, together with any accrued and unpaid interest is due and payable on December 31, 1995.

  REORGANIZATION ACCOUNTING ISSUES

In November 1990, the American Institute of Certified Public Accountants issued SOP 90-7. Pursuant to the guidance provide by SOP 90-7, the Company will adopt "fresh start" reporting as of the Effective Date. Under "fresh start" reporting, the reorganization value of the entity will be allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identifiable intangible assets of the emerging entity, such amounts are to be reported as "reorganization value in excess of amounts allocable to identifiable intangible assets" and amortized over a period of years, generally substantially less than forty years. As a result of adopting "fresh start" reporting upon emerging from Chapter 11 status, the Company's consolidated financial statements will not be comparable with those prepared before the Plan is confirmed, including the historical consolidated financial statements included herein. The Company is in the process of obtaining an independent determination of such reorganization value.

In addition to "fresh start" reporting, SOP 90-7 provides guidance for financial reporting by entities that have filed petitions with the Court and expect to reorganize under Chapter 11. The Company followed these guidelines in the accompanying October 31, 1994 consolidated financial statements. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under the Plan, holders of those claims will receive Company securities based upon the amount of their claims.

As of October 31, 1994, prepetition liabilities subject to compromise consist of the following (in thousands):

            11.99% Subordinated Debentures due 1996....  $49,924
            Accounts payable...........................    6,532
            Accrued interest payable...................    3,324
            Contribution payable to pension plan.......    2,417
            Other liabilities..........................        8
                                                         -------
                                                         $62,205
                                                         =======
  OTHER

On December 8, 1994, the New York Stock Exchange suspended trading of the Company's common stock and 11.99% Subordinated Debentures based on the failure of the Company to meet the continued listing criteria of the New York Stock Exchange. The Company's common stock commenced trading under the symbol "ITLG" on the OTC Bulletin Board Service on December 13, 1994.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1994 AND 1993

Earnings (loss) from operations improved from a loss of $850,000 in first quarter 1994 to earnings of $453,000 in first quarter 1995. This was due primarily to profit of $650,000 on the sale of certain parts to a customer. In addition, the Company has been successful in implementation of its cost reduction program which was launched in connection with the anticipated decline in revenue.

 REVENUE

Total revenue for the first quarter 1995 declined $3.5 million (17.3%) compared to the first quarter 1994 due largely to the cancellation and non-renewal of various service contracts. Additionally, $675,000 was due to a decline in revenue from servicing Datapoint-manufactured products. This was due primarily to the continued decline of the Datapoint customer base. The decline in revenue was partially offset by the one-time sale of certain parts to a customer for $2.5 million. Included in the cost of sales is $1.8 million of costs associated with these parts. This sales activity is not expected to continue in future quarters.

During the first quarter 1995, the cancellation of various service contracts resulted in the decline reflected in accounts receivable and deferred revenue from July 31, 1994 to October 31, 1994. For most service contracts, the Company bills in advance and records the billing as a receivable and as deferred revenue. When the contracts were canceled, the related receivable and deferred revenue were written off.

Management believes that the decline in revenue during 1994 and 1995 is attributable to a variety of factors including the price of service offerings, new product warranty offerings, an increased level of competition in the market for service-related products and a negative reaction to the bankruptcy filing. These factors are expected to continue through much of 1995 and as a result, revenues are expected to continue to fall below fiscal year 1994 levels.

  COST OF REVENUE

Excluding the effects of the sale of parts as discussed in "Revenue" above, the decrease in the total cost of revenue approximated the decline in revenue.

  OPERATING EXPENSES

Operating expenses decreased $807,000 (or 17.2%) due to the Company's cost reduction efforts. Total personnel costs accounted for the majority of the decline due to the reduction in staff during the spring of 1994. Also contributing to the improvement in operating expenses were lower facility lease costs resulting from the Company's ability to renegotiate lease costs during bankruptcy.

On November 22, 1994, the Company sold its field support spares for a total of $2.6 million to PCSS. The Company received $1.4 million of the proceeds and will receive the remaining proceeds of $1.2 million in installments of $100,000 per month beginning in December 1994. In connection with the sale of the field support spares, the Company negotiated an agreement with PCSS for the outsourcing of the Company's logistics and repair operations. The Company anticipates that this agreement will result in a reduction of operating costs associated with the logistics and repair operations. In anticipation of this sale, the Company valued its field support spares as of July 31, 1994 at their estimated realizable value of $2.6 million. Accordingly, during the quarter ended October 31, 1994, the Company ceased depreciating its field support spares and commenced recording the purchase of all new field support spares as cost of service currently.

  REORGANIZATION CHARGES - BANKRUPTCY

For the first quarter 1995, reorganization charges includes fees and other charges related to the Company's reorganization under Chapter 11. The majority of the costs are legal and consulting fees associated with the bankruptcy.

The increase in fees and other charges related to the bankruptcy resulted in the increase in accrued expenses from July 31, 1994 to October 31, 1994.

  INTEREST EXPENSE

Interest expense decreased $1.1 million (or 66.1%) for the first quarter 1995 compared to the same period in 1994. The decline was largely due to the suspension of the accrual of interest expense associated with the 11.99% Subordinated Debentures following the filing of Chapter 11.

  FEDERAL AND STATE INCOME TAX BENEFIT

The tax benefit of $1.2 million during the first quarter 1994 was the result of the change in the valuation allowance associated with the tax refunds previously received.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company filed a Voluntary Petition on August 5, 1994 under Chapter 11 of the United States Bankruptcy Court. A Disclosure Statement to the Plan of Reorganization of the Company was approved by the Court. The Company's Plan was confirmed by the Court on November 22, 1994. See Note 4 to the Consolidated Financial Statements for further discussion.

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

On May 13, 1994, the Company announced that although it and the Board of Directors expressly disclaim and deny any liability or wrongdoing with respect to the allegations, a settlement had been reached in order to avoid the additional expense, burden, inconvenience and distraction of continued litigation. Pursuant to the settlement agreement, which is subject to Bankruptcy and District Court approval, the Company will receive $2.4 million less attorney's fees and expenses (not to exceed $800,000) awarded by the Court. In addition, the Company has agreed to form a committee of the Board to address and approve certain matters relating to the Company's current and prospective investments. The cash portion of the settlement is fully covered by the Company's director and officer liability insurance but may be offset in whole or in part by future director and officer liability insurance premium increases. A United States District Judge for the Southern District of New York has held a hearing concerning the fairness of the proposed settlement. However, no opinion has yet been issued. The Judge has referred the case to the Bankruptcy Court for further adjudication consistent with bankruptcy laws. Due to the current uncertainty as to any recovery, the Company has not recorded any receivable. The Judge held a hearing on this matter on November 28, 1994 and has requested that the parties submit briefs on certain matters. The matter is still under advisement.

On October 4, 1994, certain Debentureholders filed an adversary proceeding in the Bankruptcy Court against the Company alleging securities law violations and certain other common law causes of action. The litigation relates to the Company's purchases of securities, including Datapoint Stock and related actions. The plaintiffs in the adversary proceeding seek monetary damages, attorney's fees, and costs of suit. A hearing for this matter is scheduled for January 23, 1995.

The IRS has issued assessment letters relating to the consolidated federal income tax returns of the Company for the years 1986 through 1992. The IRS letters propose assessments totaling $31.0 million in additional taxes plus interest. The assessment primarily involves the industry-wide issue of the appropriate method for cost recovery of spare parts. A recent case on the same issue was decided in the taxpayer's favor by the United States Tax Court, but is being appealed by the IRS. If the decision was followed by courts with jurisdiction over the Company, the remaining proposed assessment would be approximately $2.5 million in additional taxes plus interest. The Company strongly disagrees with the proposed adjustments and has filed a protest, appealing each of the adjustments in the IRS report. During 1994, the Company negotiated a settlement with the IRS and on October 3, 1994, the IRS appeals officer provided the Company a settlement document indicating a refund of $1.1 million net of interest costs. The IRS settlement document is subject to approval by the Joint Committee of Congress and therefore, the ultimate outcome cannot presently be determined. Accordingly, the Company has not recorded a receivable for any possible refund.

The Company is a party to various legal proceedings in the ordinary course of business. The Company believes that there is no proceeding either threatened or pending against the Company that could result in a materially adverse effect on the business or the financial condition of the Company.

ITEM 5.  OTHER INFORMATION

On December 8, 1994, the New York Stock Exchange suspended trading of the Company's common stock and 11.99% Subordinated Debentures based on the failure of the Company to meet the continued listing criteria of the New York Stock Exchange. The Company's common stock commenced trading under the symbol "ITLG" on the OTC Bulletin Board Service on December 13, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 2.0 - Modified First Amended Plan of Reorganization of the Company, dated October 12, 1994 (filed as Exhibit 99 to the 1994 Form 10-K and incorporated herein by reference).

 3.1 - Restated Certificate of Incorporation of the Company effective December 9, 1994.

 3.2 - By-laws of the Company, as amended (filed as Exhibit 3.2 to Form 10, Amendment No. 2 and incorporated herein by reference).


 4.1  - Form of 11.99% Subordinated Debenture due July 15, 1996 (filed as
        Exhibit 4(a) to the Company's Registration Statement on Form S-1 filed with the Commission on July 22, 1986 (the "Form S-1") and incorporated herein by reference).

 4.2 - Form of Indenture between the Company and Manufacturers Hanover Trust Company, as Trustee, relating to the Debentures registered (filed as Exhibit 4(b) to the Form S-1 and incorporated herein by reference).

 4.3 - Indenture dated October 1, 1985 between the Company and the Manufacturers Hanover Trust Company, as Trustee, relating to the 14 1/2% Subordinated Notes Due 1995 (filed as Exhibit (c) to Amendment No. 2 on Form 8 to the Company's Registration Statement on Form 8-A filed with the Commission on September 19, 1985 and incorporated herein by reference).

 4.4 - Article Fourth of the Certificate of Incorporation of the Company (included in Exhibit 3.1).

 4.5 - Registration Rights Agreement, among the Company, Fidelity Capital and Income Fund and Salvatore Curiale, Superintendent of Insurance of the State of New York, as rehabilitator for Executive Life of New York, dated as of December 8, 1994.

10.1  - Agreement for Transfer of Assets and Liabilities in Exchange for
        Stock, dated June 29, 1985, between Datapoint and the Company (filed as
        Exhibit 10.1 to the Form 10 and incorporated herein by reference).

10.2 - Master Maintenance Agreement, dated June 28, 1985, between Datapoint and the Company (filed as Exhibit 10.2 to the Form 10 and incorporated herein by reference).

10.3 - Assignment and License, dated as of June 29, 1985, between the Company and Datapoint (filed as Exhibit 10.3 to the Form 10 and incorporated herein by reference).

10.4 - Datapoint License Agreement, dated as of June 29, 1985, between the Company and Datapoint (filed as Exhibit 10.4 to the Form 10 and incorporated herein by reference).

10.5 - I T License Agreement, dated as of June 29, 1985, between the Company and Datapoint (filed as Exhibit 10.5 to the Form 10 and incorporated herein by reference).

10.6 - Employment Agreement, dated January 27, 1986, between Philip D. Freeman and the Company (filed as Exhibit 10(j) to the Form S-1 and incorporated herein by reference).

10.7 - 1985 Directors Stock Option Plan (filed as Exhibit 10.10 to the Form 10 and incorporated herein by reference).

10.8 - 1985 Employee Stock Option Plan (filed as Exhibit 10.11 to the Form 10 and incorporated herein by reference).

10.9 - Retirement Income Plan (filed as Exhibit 10.12 to the Form 10 and incorporated herein by reference).

10.10 - Executive Benefit Plan (filed as Exhibit 10.14 to the Form 10 and incorporated herein by reference).

10.11 - Directors' and Officers' Liability Insurance Policy (filed as Exhibit 10(s) to the Form S-1 and incorporated herein by reference).

10.12 - TexCom Purchase Agreement, dated November 25, 1987, between the Company and TexCom, Inc. (filed as Exhibit C(2) to the Form 8-K filed with the Commission on December 9, 1987 and incorporated herein by reference).

10.13 - Amendment to the 1985 Directors Stock Option Plan (filed as Exhibit 10(o) to the 1989 Form 10-K and incorporated herein by reference).

10.14 - First Amendment to the TexCom Purchase Agreement, dated June 20, 1989, between the Company and TexCom, Inc. (filed as Exhibit 10(v) to the 1989 Form 10-K and incorporated herein by reference).

10.15 - Acquisition Agreement, dated November 9, 1990, between Datapoint and the Company (filed as Exhibit 10(v) to the 1990 Form 10-K and incorporated herein by reference).

10.16 - Option Agreement, dated November 9, 1990, between Datapoint and the Company (filed as Exhibit 10(w) to the 1990 Form 10-K and incorporated herein by reference).

10.17 - Employment Agreement, dated July 1, 1991, between Asher B. Edelman and the Company (filed as Exhibit 10(s) to the 1991 Form 10-K and incorporated herein by reference).

10.18 - Intelogic Trace, Inc. 401(k) Retirement Savings Plan (filed as Exhibit
        10.22 to the 1992 Form 10-K and incorporated herein by reference).

10.19 - Purchase Agreement, dated June 23, 1992, between Gemini Systems Leasing Corp., Intelogic Trace TexCom Group, Inc. and The Lockwood Association, Inc. (filed as Exhibit 10.23 to the 1992 Form 10-K and incorporated herein by reference).

10.20 - First Amendment to Purchase Agreement, dated June 23, 1992, between Gemini Systems Leasing Corp., Intelogic Trace TexCom Group, Inc. and The Lockwood Association, Inc. (filed as Exhibit 10.24 to the 1992 Form 10-K and incorporated herein by reference).

10.21 - First Amendment to the Employment agreement, dated July 1, 1991, between Asher B. Edelman and the Company (filed as Exhibit 10.29 to the 1992 Form 10-K and incorporated herein by reference).

10.22 - Second Amendment to the Employment Agreement, dated July 1, 1991, between Asher B. Edelman and the Company (filed as Exhibit 10.35 to the 1992 Form 10-K and incorporated herein by reference).

10.23 - First Amendment to the Employment Agreement, dated July 28, 1991, between Mark S. Helwege and the Company (filed as Exhibit 10.36 to the 1992 Form 10-K and incorporated herein by reference).

10.24 - Employment Agreement, dated August 1, 1993, between Martin J. Landon and the Company (filed as Exhibit 10.37 to the 1993 Form 10-K and incorporated herein by reference).

10.25 - Employment Agreement, dated October 26, 1992, between John Alexander Wilder and the Company (filed as Exhibit 10.38 to the 1993 Form 10-K and incorporated herein by reference).

10.26 - Employment Agreement, dated November 2, 1992, between Michael E. Schultz and the Company (filed as Exhibit 10.39 to the 1993 Form 10-K and incorporated herein by reference).

10.27 - Second Amendment to the Employment Agreement, dated July 28, 1991, between Mark S. Helwege and the Company (filed as Exhibit 10.27 to the 1994 Form 10-K and incorporated herein by reference).

10.28 - Second Amendment to the Employment Agreement dated January 27, 1986, between Philip D. Freeman and the Company (filed as Exhibit 10.28 to the 1994 Form 10-K and incorporated herein by reference).

10.29 - Agreement, dated September 27, 1994, between the Company and Datapoint Corporation (filed as Exhibit 10.29 to the 1994 Form 10-K and incorporated herein by reference).

10.30 - Final Order Authorizing Use of Cash Collateral, Post-Petition
        Financing, and Grant of Security Interest (describing debtor-in-possession Financing Facility between the Company and Foothill Capital Corporation) dated September 16, 1994 (filed as Exhibit 10.30 to the 1994 Form 10-K and incorporated herein by reference).

10.31 - Final Order (1) Authorizing the Debtor to Incur Secured Priority Administrative Indebtedness Pursuant to Section 364 (c) of the Bankruptcy Code, (2) Granting Security Interests, (3) Approving Agreement Related to the Foregoing and (4) Granting Other Relief (describing the loan agreement between Fidelity Capital and Income Fund and the Company) dated November 8, 1994 (filed as Exhibit 10.31 to the 1994 Form 10-K and incorporated herein by reference).

10.32 - Master Repair Services and Spare Parts Supply Agreement between PC Service Source, Inc. and the Company, dated November 17, 1994.

10.33 - Employment Agreement between the Company and Mark S. Helwege, dated December 1, 1994.

10.34 - Employment Agreement between the Company and Philip D. Freeman, dated December 1, 1994.

10.35 - Loan and Security Agreement, between Fidelity Capital & Income Fund and the Company, dated as of December 8, 1994.

10.36 - Settlement Agreement, between the Pension Benefit Guaranty
        Corporation, the Company, Intelogic Trace Systems Group, Inc., Intelogic Trace Canada, Inc., ITTG, Inc., TLA, Inc., and Intelogic Trace Marion Group of Puerto Rico, Inc., dated as of November 22, 1994.

10.37 - Amended and Restated General Loan and Security Agreement between Foothill Capital Corporation and the Company, dated December 8, 1994.

11    - Computation of Earnings Per Share.

27    - Financial Data Schedule for the three months ended October 31, 1994.



(b)   REPORTS ON FORM 8-K:

During the quarter ended October 31, 1994, the Company filed the following current reports on Form 8-K:

DATE FILED                                  DESCRIPTION
- ----------                                  -----------
August 5, 1994          Form 8-K reported the Company's filing of a voluntary
                        petition on August 5, 1994 under Chapter 11 of the Bankruptcy Act, Case No. 94-52172-C, in the United
                        States Bankruptcy Court, Western District of Texas, San
                        Antonio Division, Judge Leif M. Clark presiding.

September 16, 1994      Form 8-K announced the hiring of Ellen Kipfer as vice
                        president of the Company's marketing and field support organization headquartered in San Antonio.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       December 14, 1994
                                                 INTELOGIC TRACE, INC.
                                                      (Registrant)

                                           By    /S/ MIKE R. ELLIS
                                                     Mike R. Ellis
                                                     Vice President and
                                                     Chief Financial Officer
                                                     (Duly Authorized Officer
                                                     and Principal Financial
                                                     and Accounting Officer)